Form 10-K
period 2016-09-30
FundThatCompany
filed 2016-11-30
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 333-208350

FUNDTHATCOMPANY
(Exact name of registrant as specified in its charter)

Nevada	47-4982037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555/114 Moo 9, Sattahip District, Chonburi, 20180, Kingdom of Thailand

(Address of principal executive offices, Zip Code)

(877) 451-0120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of November 30, 2016 the Company has 10,000,000 shares of common stock issued and outstanding

FUNDTHATCOMPANY

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “FUNDTHATCOMPANY.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

FundThatCompany ("FTC") proposes to establish a rewards-based on-line crowdfunding platform. According to the Oxford Dictionary Crowdfunding is, "the practice of funding a project or venture by raising many small amounts of money from a large number of people, typically via the Internet: musicians, filmmakers, and artists have successfully raised funds and fostered awareness through crowdfunding." FTC plans to offer small startup businesses or entrepreneurs to post a project available for funding on FTC's proposed reward-based crowdfunding platform. In return for backing a project, backers/pledge donors receive different rewards (defined by the business or entrepreneur) depending on the amount of funding they commit. Our platform will focus on projects that are stipulated including categories of; renewable energy, art, music, film, books, fashion, food and technologies. FTC intends to offer a wide range of tools and hints to help businesses or entrepreneurs execute a successful rewards-based funding campaign. FTC plans to offer the options of "all-or-nothing" or "keep everything" funding models. In the "all-or-nothing" model project creators choose a specific amount of money in advance (the goal/target). The project only succeeds and money only changes hands if this amount is reached within a particular time frame. In the "keep everything" model project creators keep all funds even if the crowdfunding target is not reached.

FundThatCompany ("FTC") is an early stage company that intends to focus on a rewards-based crowdfunding model. FTC does not intend to curate the projects that it hosts. We plan to position ourselves as an inclusive community that does not decide which projects merit funding. FTC will allow a wide range of categories and whether a project gets funded is up to potential supporters. In addition FTC will not pick projects to promote on our site. That is not to say that anything goes in terms of launching projects. In order to launch a campaign on FTC's site the presenter must conform to FTC's Term on Use. These would include but not limited to things like being over the age of 18, not offering alcohol or weapons as a reward and not using the site to disparage other individuals or companies. Project creators will have a 100% control over their products and services. Our platform will not permit contributors to become investors or shareholders, nor can they qualify as accredited investors to participate in any financial returns.

The key to success will be the Company's ability to differentiate ourselves from all other rewards-based crowdfunding platforms. This will be a difficult task, we will need to not only gain market acceptance of our platform, but be able standout from the crowd in our brand recognition. To help we will include on our proposed platform advice, references and tools to assist project providers in; making a video; templates to summarize a campaign page; suggestions on setting a funding goal and deadline; suggestions on marketing a project to pledge donors; suggestions on rewards and perks. Offering great rewards by project providers is one of the best ways to encourage support for a project. Depending on the type of project being offered often determines the type of reward being offered. This could include copies on what the project is making, signed prints, tickets to the project show and things like T-shirts and totes. Rewards that have been offered in KickStarter and Indiegogo rewards-based projects have include bike tours, studio visits, food photography, script scraps, fifteen minutes of podcast fame, dinner for two, bumper stickers, handcrafted mugs, sheet music, backstage passes, headwear such as beanies, handwritten postcards, cool calendars to name just a few.

Providing tools to assist projects is important but we believe to really achieve brand recognition we will need to market our proposed platform in a distinct non-traditional way via clever streaming videos, social media and mainstream advertising within the United States. We intend to stress the excitement and fun of presenting projects on our proposed site. We plan to offer more support and guidance for our customers and pledge donors. We hope that our proposed site will eventually become a community over time. In the end the key to success of our proposed rewards-base crowdfunding platform will be the quality of projects that we attract to our site. The more successful the projects the more recognition for our platform. We have not yet begun the development of our website but have procured a web domain name of "FundThatCompany.com".

During the next 12 months, FundThatCompany intends to continue its ongoing research and marketing plan by attending two tradeshows/conferences; The One Spark festival held once a year (in Jacksonville, Florida in April 2017). The other conference we have targeted is the Renewable Energy Conference to be held in London, UK in November of 2017. We also intend to develop a unique logo. We will also source third-party companies to assist us in social media and traditional marketing; and setting up the company's on-line platform website and begin to market our proposed rewards-based crowdfunding product.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood that we may never be able to gain acceptance of our proposed rewards-based crowdfunding platform in the marketplace that the Company would need to successfully complete its plan of operation and develop and implement the Company's web-site platform. If our company is not capable of building a market for its proposed product, all funds that we spend on development will be lost.

Product

FundThatCompany ("FTC") intends to offer and rewards-based on-line crowd funding site. FTC plans to offer the options of "all-or-nothing" or "keep everything" funding models. In the "all-or-nothing" model project creators choose a specific amount of money in advance (the goal/target). Our platform will focus on projects that are stipulated categories including renewable energy, art, music, film, books, fashion, food and technologies. The project only succeeds and money only changes hands if this amount is reached within a particular time frame. In the "keep everything" model project creators keep all funds even if the crowdfunding target is not reached. We will also include on our proposed site information resources that provide creative crowdfunding guidance, tips and due diligence services. Project creators will have a 100% control over their products and services. Our platform will not permit contributors to become investors or shareholders, nor can they qualify as accredited investors to participate in any financial returns.

We plan to generate revenues from charging a fee of 5% of funds raised on our proposed rewards-based crowdfunding site. We plan on accepting payments from pledge/donors via PayPal or credit card processing on the site. Estimate fees for those payment options are 3% to 5% of the amount.

Crowdfunding Market Analysis

Crowdfunding is a new method for raising funds that combines traditional fundraising with modern technology and modern marketing techniques such as the internet, software, video and social media. The general idea of fundraising has been around forever, but never before have these capabilities converged like they have over the past few years. Billions of people around the world ("the crowd") are all within a few clicks of one another; crowdfunding brings together ideas and funding to enable collective action on a massive scale. Now almost anyone can raise money from large and potentially unlimited number of people instead of going through only 1 or 2 traditional entities such as banks, brokers or large investors.

Crowdfunding has been most prominent in creative areas such as film and music, where supporters received rewards or perks (often in the form of a copy of the item being crowdfunded) in exchange for their contribution/donation. However, the model has spread to dozens of other industries such as technology, fashion, charities, food, and continues to expand every day. Even more traditional industries such as banking and real estate have started to adopt some forms of crowdfunding. With the recently announced on October 30, 2015 by the Securities and Exchange Commission (the"SEC") implementation of the federal JOBS Act and similar stare-based laws, "equity" crowdfunding in the United States is set to be implemented. So instead of receiving a t-shirt, product or item for your contribution, you may be able to receive actual equity in the idea or business. Because of crowdfunding, businesses, entrepreneurs and creative minds across the globe are now able to access secure funding for ideas that previously may have never seen the light of day.

Crowdfunding has been a big source of funds for a lot of people with various needs around the world. In the United States and in most of Europe, there is already a strong contributor to growth as they have been practicing and innovating many of the crowdfunding sites over the past years. However in South East Asia, crowdfunding is just starting to gain some much needed traction with a few countries starting to put up sites of their own. Massolutions 2015 CF Industry Report released in 2015. It states that the industry broke through to an astounding 167% grown from $6.1 billion in 2013 to $16.2 billion in 2014 and 2015 projections are projected to double again to $34.4 billion.(crowdsourcing.com - April 7, 2015)

The biggest revelation in these numbers is that the 2014 growth in crowdfunding global was due to the rise of funding sites in Asia. There are estimates of about $3.4 billion raised which is slightly more than what Europe raise in the same year. The United States still paves the way with about $9.46 billion raised through crowdfunding.

According to Massolutions 2015 CF Industry Report, businesses and entrepreneurship remain the most popular crowdfunding category, collection $6.7 billion in 2014, which represents 41.3% of total crowdfunding volume. Social causes ($3.06 billion), films and performing arts ($1.97 billion), real estate ($1.01 billion) and recording arts ($736 million) found out the top five categories.

Successful crowdfunding campaigns are not by accident. You need a great idea and some luck. FundThatCompany expects to provide potential project providers on our proposed site the resources necessary to assist in their endeavors for a successful result.

Corporate History

The Company was incorporated by its president and sole director Mr. Chayut Ardwichai in the State of Nevada on September 4, 2015 and established a September 30 fiscal year end.

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 4, 2015, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000. On October 26, 2015, the Company received $10,000 for issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company on September 4, 2015.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed rewards based crowdfunding platform.

Employees

As of September 30, 2016 we have no employees as of the date of this prospectus. We have no employment or other agreement with Mr. Ardwichai our President and Chief Executive Officer or any other person. Mr. Ardwichai currently devotes approximately fifteen hours per week to company matters and after receiving funding, he plans to devote as much time as the Board of Directors determines is necessary to manage the affairs of the company. We anticipate we will conduct our business largely through consultants.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended September 30, 2016 and September 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

FUNDTHATCOMPANY is a company that intends to be an on-line store specializing in T-Shirts for the entire family, manufactured from Bamboo. The Company’s target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to identify and distinguish ourselves by positioning our proposed product at very competitive pricing, targeting a broad base of consumers.

The Company has begun to implement its business model. A logo and web site is being developed; we have sourced our bamboo fabric and are in negotiation with a third-party manufacturer in Thailand to manufacture our bamboo t-shirts. We have also registered our web site domain; www.tbamm.com. FUNDTHATCOMPANY has as of date of this Form 10-K has not generated any revenues we expect to have sales by the end of 2017.

Plan of Operations

During the next 12 months, FundThatCompany intends to continue its ongoing research and marketing plan by attending two tradeshows/conferences; The One Spark festival held once a year (in Jacksonville, Florida in April 2017). The other conference we have targeted is the Renewable Energy Conference to be held in London, UK in November of 2017. We also intend to develop a unique logo. We will also source third-party companies to assist us in social media and traditional marketing; and setting up the company's on-line platform website and begin to market our proposed rewards-based crowdfunding on-line site.

Over the 12 month period starting upon the effective date of this registration statement, our company must raise capital to introduce its proposed and start sales. We intend to market our proposed platform through social media, crowdfunding trade shows/conferences/festivals, email campaigns and traditional media outlets. We have three planned stages to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

In our first stage of our planned operations we intend to source out potential platform, website and logo designers for our rewards-based crowdfunding site. We will secure the services of contractors to develop our logo, develop our platform and website. We will engage a logo design firm to create a unique logo. The Company anticipates the first phase of our planned operations to be completed within 90 days.

The second phase of our planned operations, we intend to complete our proposed reward-based crowd funding platform and website. The website will include help to project providers and contributors. We intend to include on our proposed platform advice, references and tools to assist project providers in; making a video; templates to summarize a campaign page; suggestions on setting a funding goal and deadline; suggestions on marketing a project to pledge donors; suggestions on rewards and perks. To contributors we plan to provide easy access to review potential projects, provide a diverse range or projects and have an interactive forum for contributors to discuss projects with each other. We will engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. We also plan to engage a social media firm to assist in marketing our site. We also intend to do some traditional print advertising. We estimate to have the second phase completed within 180 days.

The third phase of our planned operations will be to launch our proposed reward-based crowdfund on-line platform and begin our sales and marketing campaign. This includes social media, print and traditional media advertising; attending trade shows/conferences and festivals such as "One Space" in Jackson, Florida the world's largest crowdfunding festival and of a music or film festivals, as well as a technology trade show. We estimate to have the third phase completed with 320 days of this offering. With anticipate generating revenues within twelve months.

The Company is attempting to raise additional capital by common shares of the Company. There can be no guarantee that if we are successful in this offering that we will be able to sell any of our common stock. Should the company be unsuccessful in selling all its registered securities we may not be able to implement our proposed business plan.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended September 30, 2016 and September 30, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended September 30, 2016 compared to the period from September 4, 2015 (date of inception) to September 30, 2015

We did not earn any revenues from September 4, 2015 (inception) to September 30, 2016.

Expenses for the year ended September 30, 2016 totaled $14,753 consisting primarily of office and general expenses of $2,478 and professional fees of $12,275, resulting in a net loss of $14,753. Expenses for the period from September 4, 2015 (date of inception) to September 30, 2015 totaled $1,832 consisting primarily of office and general expenses of $1,832, resulting in a net loss of $1,832. The increase in office and general expenses from fiscal 2015 to fiscal 2016 was primarily due to the increase expenses relating to filing fees. The increase in professional fees from fiscal 2015 to fiscal 2016 was due to the increase in accounting and legal fees activities during the period.

Capital Resources and Liquidity

Our auditor’s report on our September 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2016 Audited Financial Statements - Auditors Report.”

As of September 30, 2016, we had $669 of cash compared to $ nil cash as of September 30, 2015. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $16,585. As at September 30, 2016, the Company has a working capital deficit of $6,585.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended September 30, 2016 and September 30, 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of September 30, 2016.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of September 30, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Chayut Ardwichai	41	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Mr. Ardwichai has held his offices/positions since inception of our company. Mr. Ardwichai is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Chayut Ardwichai is a Lieutenant Commander in the Royal Thai Navy. His current position is head of nuclear chemical and biological defense; Damage Control Section, Fleet Training Command Headquarters, located in Chonburi, Thailand. He has been member of the Royal Thai Navy since 1996.

His education background includes; a Bachelor of Science in Physics, Burapha University (1997-2000); Bachelor of Public Health, Occupational Health and Safety, Sukhothaidhamatiraj University (2004-2006); Master of Engineering, Faculty of Safety Engineering, Kasetsart University (2009-2011)

Director Independence

Our board of directors is currently composed of one member, Chayut Ardwichai, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Ardwichai, other business interests and his involvement with FUNDTHATCOMPANY

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

FUNDTHATCOMPANY, has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through September 30, 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chayut Ardwichai -	2015	-	-	-	-	-	0
President, Chief Executive Officer,	2016	-	-	-	-	-	0
Treasurer, Secretary

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2016 or 2015. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended September 30, 2016 and September 30, 2015 for FUNDTHATCOMPANY

Employment Contracts

At this time, FUNDTHATCOMPANY has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. FUNDTHATCOMPANY may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (September 4, 2015) through September 30, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chayut Ardwichai	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of September 30, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 30, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Chayut Ardwichai	10,000,000	100%
President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors; 555/114 Moo 9, Sattahip District, Chonburi, 20180, Kingdom of Thailand

All officers and directors as a group	10,000,000	100%

(1)	Based on 10,000,000 shares of common stock issued and outstanding as of September 30, 2016.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On September 4, 2015, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000. On October 26, 2015, the Company received $10,000 for issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company on September 4, 2015.

We currently are supplied office space free of rent from our sole Director and President and Chief Executive Officer, Chayut Ardwichai, and do not own or rent any physical property, and do not own or rent any real property. Our current business is; 555/114 Moo, Sattahip District, Chonburi, 20180, Thailand. Our telephone number is (877) 451-0120. Our agent for service in the USA is State Agent & Transfer Syndicate, Inc., 112 North Curry Street, Carson City, Nevada, 89703. Their telephone number is (775) 882-1013.

Management believes that current arrangement is sufficient for its needs at this time. The company intends to lease its own offices and production facilities at such time as it has sufficient financing to do so. Management believes the current premises are sufficient for its needs at this time.

During the year ended September 30, 2016, the Company received cash advances from Mr. Chayut Ardwichai, the Company’s president of $5,100. Additionally, the president paid expenses of $1,832 on behalf of the Company. As of September 30, 2016, the total amount owing to the president from the Company is $6,932. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the years ended September 30, 2016 and 2015 for professional services rendered by PLS CPA, our independent auditor:

Fees	2016	2015
Audit Fees	$7,500	$0
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$7,500	$0

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDTHATCOMPANY

Dated: November 30, 2016	By:	/s/ Chayut Ardwichai
Chayut Ardwichai President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Chayut Ardwichai	November 30, 2016
Chayut Ardwichai President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

______________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

*	Included in Exhibit 31.1

FUNDTHATCOMPANY

FINANCIAL STATEMENTS

September 30, 2016

PLS CPA, A PROFESSIONAL CORPORATION ◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆ ◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480 ◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FundThatCompany

We have audited the accompanying balance sheet of FundThatCompany September 30, 2016 and 2015 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the year ended September 30, 2016 and the period September 4, 2015 (inception) to September 30, 2015. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FundThatCompany as of September 30, 2016 and 2015, and the results of its operation and its cash flows for the year ended September 30, 2016 and the period from September 4, 2015 (inception) to September 30, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

November 30, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

FUNDTHATCOMPANY

BALANCE SHEETS

	September 30, 2016	September 30, 2015

ASSETS

CURRENT ASSETS
Cash	$669	$-

TOTAL CURRENT ASSETS	$669	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	322	-
Due to related party	6,932	1,832

TOTAL CURRENT LIABILITIES	7,254	1,832

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S DEFICIT
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 10,000,000 shares issued and outstanding	10,000	10,000
Subscription receivable	-	(10,000)
Accumulated deficit	(16,585)	(1,832)

TOTAL STOCKHOLDER’S DEFICIT	(6,585)	(1,832)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$669	$-

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENT OF OPERATIONS

	For the year ended September 30, 2016	From inception (September 4, 2015) to September 30, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$2,478	$1,832
Professional fees	12,275	-

TOTAL OPERATING EXPENSES	(14,753)	(1,832)

NET LOSS	(14,753)	(1,832)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 4, 2015 (INCEPTION) TO SEPTEMBER 30, 2016

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance, September 4, 2015 (inception)	-	-	-		-	-
Common stock issued for cash	10,000,000	10,000	-	(10,000)	-	-
Net loss for period ended September 30, 2015	-	-	-		(1,832)	(1,832)

Balance, September 30, 2015	10,000,000	10,000	-	(10,000)	(1,832)	(1,832)

Subscription receivable - October 26, 2015	-	-	-	10,000	-	10,000

Net loss for period ended September 30, 2016	-	-		-	(14,753)	(14,753)

Balance, September 30, 2016	10,000,000	$10,000	$-	$-	$(16,585)	$(6,585)

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2016	From September 4, 2015 (date of inception) to September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,753)	$(1,832)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	-	1,832
Changes in operating assets and liabilities		-
Accounts payable	322	-

NET CASH USED IN OPERATING ACTIVITIES	(14,431)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,000	-
Advances from related party	5,100	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,100	-

NET INCREASE IN CASH	669	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$669	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2016 (Audited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $16,585. As at September 30, 2016, the Company has a working capital deficit of $6,585. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2016, the Company has issued 10,000,000 founder shares at $0.001 per share for net proceeds of $10,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2016 and 2015, there were 10,000,000 common stock outstanding.

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2016 (Audited)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 4, 2015, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000. On October 26, 2015, the Company received $10,000 for issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company on September 4, 2015.

As of September 30, 2016, 10,000,000 common shares are issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year 2016, the Company received cash advances from its CEO of $5,100. Additionally, the CEO paid expenses of $1,832 on behalf of the Company in year 2015. As of September 30, 2016 and 2015, the total amount owing to the CEO from the Company is $6,932 and 1,832. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	September 30, 2016	September 30, 2015
Net loss before income taxes per financial statements	$(14,753)	$(1,832)
Income tax rate	34%	34%
Income tax recovery	(5,016)	(623)
Non-deductible	--	--
Valuation allowance change	5,016	623

Provision for income taxes	$-	$-

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2016 (Audited)

NOTE 5 - INCOME TAXES (continued)

The significant component of deferred income tax assets at September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Net operating loss carry-forward	$5,639	$623
Valuation allowance	(5,639)	(623)

Net deferred income tax asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of September 30, 2016 and 2015 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended September 30, 2016 and 2015; and no interest or penalties have been accrued as of September 30, 2016 and 2015. As of September 30, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the period during November, 2016 the Company has sold 175,000 common shares of the company for proceeds of $5,250. Shares have not yet been issued as of the date of this filing.

