Form 10-Q
period 2016-12-31
FundThatCompany
filed 2017-02-15
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

Commission File Number 333-208350

FUNDTHATCOMPANY
(Exact name of registrant as specified in its charter)

Nevada	47-4982037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555/114 Moo9, Sattahip District, Chonburi, 20180, Kingdom of Thailand

(Address of principal executive offices)(Zip Code)

1-877-451-0120

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a hell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 15, 2017 there were 73,850,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

FUNDTHATCOMPANY

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2016

FUNDTHATCOMPANY

CONDENSED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$199	$669

TOTAL CURRENT ASSETS	$199	$669

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	4,750	332
Due to related party	8,142	6,932

TOTAL CURRENT LIABILITIES	12,892	7,254

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDER’S DEFICIT
Common stock Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 73,850,000 shares issued and outstanding (September 30, 2016 – 1,750,000,000)	73,580	1,750,000
Additional paid in capital	(58,430)	(1,726,830)
Subscription receivables	(5,160)	-
Accumulated deficit	(22,683)	(16,585)

TOTAL STOCKHOLDER’S DEFICIT	(12,693)	(6,585)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$199	$669

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$898	$937
Professional fees	5,200	7,600

TOTAL OPERATING EXPENSES	(6,098)	(8,537)

NET LOSS	(6,098)	(8,537)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,221,648,370	1,750,000,000

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,098)	$(8,537)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities		-
Accounts payable	4,428	-

NET CASH USED IN OPERATING ACTIVITIES	(1,670)	(8,537)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,000
Proceeds from loan from related party	1,200	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,200	10,000

NET INCREASE IN CASH	(470)	1,463

CASH, BEGINNING OF PERIOD	669	-

CASH, END OF PERIOD	$199	$1,463

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $22,683. As at December 31, 2016, the Company has a working capital deficit of $12,693. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2016, the Company has issued 1,750,000,000 (pre-split 43,750,000) founder shares for net proceeds of $10,000 and 30,100,000 in private placements for next proceeds of $5,160. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended September 30, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

FUNDTHATCOMPANY

CONDENSED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

FUNDTHATCOMPANY

CONDENSED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 (Unaudited)

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 1,750,000,000 shares issued and outstanding at December 31 and September 30, 2016, respectively. No preferred shares have been authorized or issued.

On September 4, 2015, the Company issued 1,750,000,000 (pre-split 10,000,000) common shares at $0.000005714 (pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $10,000. On October 26, 2015, the Company received $10,000 for issued 1,750,000,000 common shares at $0.000005714 per share to the sole director and President of the Company on September 4, 2015.

On December 2, 2016 the Company has sold 30,100,000 (pre-split 172,000) common shares at $0.0001714 (pre-split $0.03) per share to 30 shareholders of the company for proceeds of $5,160. Funds were received by the Company subsequent to the period on January 5, 2017.

On December 2, 2016, the founding shareholder of the Company returned 1,706,250,000 (pre-split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

On December 2, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 175 new common shares for 1 old common share. The issued and outstanding common stock increased from 422,000 to 73,850,000 as of December 2, 2016.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 175:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of December 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $1,200 from Chayut Ardwichai, the Company’s President and Director, for operating expenses payment.

On December 2, 2016, the founding shareholder of the Company returned 1,706,250,000 (pre-split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

As of December 31, 2016, due to related party balance is 8,142. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the period on January 5, 2017 the Company has received $5,160 from the proceeds from the sale of 30,100,000 common shares of the Company that were disclosed in the subscription receivables on the Company’s balance sheet.

Subsequent to the period on January 17, 2017 the Company president advanced to the Company $7,200. The amount is unsecured and non-interest-bearing and has not set term of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended December 31, 2016 and 2015 we had no revenue. Expenses for the three month period ended December 31, 2016 totaled $6,098 resulting in a net loss of $6,098. The net loss for the three month period ended December 31, 2016 is a result of expense of $6,098, comprised primarily of professional fees of $5,200; filing fees of $839; and bank service charges of $59. Expenses for the three month period ended December 31, 2015 totaled $8,537 resulting in a net loss of $8,537. The net loss for the three month period ended December 31, 2015 is a result of expense of $8,537, comprised primarily of professional fees of $7,600; filing fees of $551; general office expenses of $252; and bank service charges of $134. The decrease in expenses between December 31, 2016 and 2015 is primarily due to the decrease in legal fees during the period.

Capital Resources and Liquidity

No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of December 31, 2016, we had $199 in cash as compared to $669 in cash at September 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2016 had total liabilities of $12,892, as compared to $7,254 in total liabilities at September 30, 2016. The Company’s sole officer and director, Chayut Ardwichai has loaned the Company $8,142 as of December 31, 2016 and he has indicated he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations re: a rewards based crowd-funding platforms as outlined in our S-1 filing within the next six months. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data filed pursuant to Rule 405 of Regulation S-T

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDTHATCOMPANY
(Registrant)

Date: February 15, 2017	By:	/s/ Chayut Ardwichai
Chayut Ardwichai
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

