Form 10-Q
period 2017-03-31
FundThatCompany
filed 2017-05-05
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

As of May 5, 2017 there were 73,850,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

FUNDTHATCOMPANY

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2017

FUNDTHATCOMPANY

CONDENSED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,665	$669

TOTAL CURRENT ASSETS	$4,665	$669

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	2,000	332
Due to related party	15,342	6,932

TOTAL CURRENT LIABILITIES	17,342	7,254

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDER’S DEFICIT
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 73,850,000 shares issued and outstanding (September 30, 2016 – 1,750,000,000)	73,850	1,750,000
Additional paid in capital	(58,700)	(1,726,830)
Accumulated deficit	(27,827)	(16,585)

TOTAL STOCKHOLDER’S DEFICIT	(12,677)	(6,585)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$4,665	$669

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016	For the six months ended March 31, 2017	For the six months ended March 31, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$2,644	$438	$3,542	$1,375
Professional fees	2,500	2,675	7,700	10,275

TOTAL OPERATING EXPENSES	(5,144)	(3,113)	(11,242)	(11,650)

NET LOSS	(5,144)	(3,113)	(11,242)	(11,650)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	73,850,000	1,750,000,000	654,055,769	1,750,000,000

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31, 2017	For the six months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,242)	$(11,650)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	1,678	1,661

NET CASH USED IN OPERATING ACTIVITIES	(9,564)	(9,989)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,160	10,000
Proceeds from loan from related party	8,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,560	10,000

NET INCREASE IN CASH	3,996	11

CASH, BEGINNING OF PERIOD	669	-

CASH, END OF PERIOD	$4,665	$11

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $27,827. As at March 31, 2017, the Company has a working capital deficit of $12,677. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2017, the Company has issued 1,750,000,000 (pre-split 43,750,000) founder shares for net proceeds of $10,000 and 30,100,000 in private placements for next proceeds of $5,160. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended September 30, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

FUNDTHATCOMPANY NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2017 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

FUNDTHATCOMPANY NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2017 (Unaudited)

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 1,750,000,000 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively. No preferred shares have been authorized or issued.

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

On December 2, 2016 the Company has sold 30,100,000 (pre-split 172,000) common shares at $0.0001714 (pre-split $0.03) per share to 30 shareholders of the company for proceeds of $5,160. Funds were received by the Company on January 5, 2017.

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

As of March 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $8,400 from Chayut Ardwichai, the Company’s President and Director, for operating expenses payment.

On December 2, 2016, the founding shareholder of the Company returned 1,706,250,000 (pre-split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

As of March 31, 2017, due to related party balance is $15,342. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended March 31, 2017 and 2016 we had no revenue. Expenses for the three month period ended March 31, 2017 totaled $5,144 resulting in a net loss of $5,144. The net loss for the three month period ended March 31, 2017 is a result of expense of $5,144, comprised primarily of professional fees of $2,500; filing fees of $573; bank service charges of $291; general office expenses of $210 and transfer agent expenses of $1,570. Expenses for the three month period ended March 31, 2016 totaled $3,113 resulting in a net loss of $3,113. The net loss for the three month period ended March 31, 2016 is a result of expense of $3,113, comprised primarily of professional fees of $2,675; filing fees of $161; general office expenses of $220; and bank service charges of $57. The increase in expenses between March 31, 2017 and 2016 is primarily due to the Company engaging a transfer agent and the fees associated with that engagement.

For the six month period ended March 31, 2017 and 2016 we had no revenue. Expenses for the six month period ended March 31, 2017 totaled $11,242 resulting in a net loss of $11,242. The net loss for the six month period ended March 31, 2017 is a result of expense of $11,242, comprised primarily of professional fees of $7,700; filing fees of $1,412; and bank service charges of $350; transfer agent expenses of $1,570 and general and office expenses of $210. Expenses for the six month period ended March 31, 2016 totaled $11,650 resulting in a net loss of $11,650. The net loss for the six month period ended March 31, 2016 is a result of expense of $11,650 comprised primarily of professional fees of $10,275; filing fees of $712; general office expenses of $472; and bank service charges of $191.

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

As of March 31, 2017, we had $4,665 in cash as compared to $669 in cash at September 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2017 had total liabilities of $17,342, as compared to $7,254 in total liabilities at September 30, 2016. The Company’s sole officer and director, Chayut Ardwichai has loaned the Company $15,342 as of March 31, 2017 and he has indicated that he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations re: a rewards based crowd-funding platforms as outlined in our S-1 filing within the next six months. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the period the Company engaged Dynamic Stock Transfer Inc., as the Company’s transfer agent.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDTHATCOMPANY (Registrant)

Date: May 5, 2017	By:	/s/ Chayut Ardwichai
Chayut Ardwichai
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

