Form 10-K
period 2017-09-30
FundThatCompany
filed 2018-01-12
CIK 1658304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

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

As of January 12, 2018 the Company has 73,850,000 shares of common stock issued and outstanding

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

During the next 18 months, FundThatCompany intends to continue its ongoing research and marketing plan by attending two tradeshows/conferences; The One Spark festival held once a year (in Jacksonville, Florida in April 2018). The other conference we have targeted is the Renewable Energy Conference to be held in London, UK in November of 2018. We also intend to develop a unique logo. We will also source third-party companies to assist us in social media and traditional marketing; and setting up the company's on-line platform website and begin to market our proposed rewards-based crowdfunding product.

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

Crowdfunding has been most prominent in creative areas such as film and music, where supporters received rewards or perks (often in the form of a copy of the item being crowdfunded) in exchange for their contribution/donation. However, the model has spread to dozens of other industries such as technology, fashion, charities, food, and continues to expand every day. Even more traditional industries such as banking and real estate have started to adopt some forms of crowdfunding. With the recently announced on October 30, 2015 by the Securities and Exchange Commission (the "SEC") implementation of the federal JOBS Act and similar stare-based laws, "equity" crowdfunding in the United States is set to be implemented. So instead of receiving a t-shirt, product or item for your contribution, you may be able to receive actual equity in the idea or business. Because of crowdfunding, businesses, entrepreneurs and creative minds across the globe are now able to access secure funding for ideas that previously may have never seen the light of day.

Crowdfunding has been a big source of funds for a lot of people with various needs around the world. In the United States and in most of Europe, there is already a strong contributor to growth as they have been practicing and innovating many of the crowdfunding sites over the past years. However in South East Asia, crowdfunding is just starting to gain some much needed traction with a few countries starting to put up sites of their own. Massolutions 2015 CF Industry Report released in 2015. It states that the industry broke through to an astounding 167% grown from $6.1 billion in 2013 to $16.2 billion in 2014 and 2015 projections are projected to double again to $34.4 billion.(crowdsourcing.com – April 7, 2015)

The biggest revelation in these numbers is that the 2014 growth in crowdfunding global was due to the rise of funding sites in Asia. There are estimates of about $3.4 billion raised which is slightly more than what Europe raise in the same year. The United States still paves the way with about $9.46 billion raised through crowdfunding.

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

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 1,750,000,000 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively. No preferred shares have been authorized or issued.

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

As of September 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed rewards based crowdfunding platform.

Employees

As of September 30, 2017 we have no employees as of the date of this prospectus. We have no employment or other agreement with Mr. Ardwichai our President and Chief Executive Officer or any other person. Mr. Ardwichai currently devotes approximately fifteen hours per week to company matters and after receiving funding, he plans to devote as much time as the Board of Directors determines is necessary to manage the affairs of the company. We anticipate we will conduct our business largely through consultants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended September 30, 2017 and September 30, 2016.

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

The Company has begun to implement its business model. A logo and web site is being developed; we have sourced our bamboo fabric and are in negotiation with a third-party manufacturer in Thailand to manufacture our bamboo t-shirts. We have also registered our web site domain; www.tbamm.com. FUNDTHATCOMPANY has as of date of this Form 10-K has not generated any revenues we expect to have sales by the end of 2018.

Plan of Operations

During the next 18 months, FundThatCompany intends to continue its ongoing research and marketing plan by attending two tradeshows/conferences; The One Spark festival held once a year (in Jacksonville, Florida in April 2018). The other conference we have targeted is the Renewable Energy Conference to be held in London, UK in November of 2018. We also intend to develop a unique logo. We will also source third-party companies to assist us in social media and traditional marketing; and setting up the company's on-line platform website and begin to market our proposed rewards-based crowdfunding on-line site.

Over the 18 month period starting upon the effective date of this registration statement, our company must raise capital to introduce its proposed and start sales. We intend to market our proposed platform through social media, crowdfunding trade shows/conferences/festivals, email campaigns and traditional media outlets. We have three planned stages to our operations over the next eighteen months. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below.

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

The second phase of our planned operations, we intend to complete our proposed reward-based crowd funding platform and website. The website will include help to project providers and contributors. We intend to include on our proposed platform advice, references and tools to assist project providers in; making a video; templates to summarize a campaign page; suggestions on setting a funding goal and deadline; suggestions on marketing a project to pledge donors; suggestions on rewards and perks. To contributors we plan to provide easy access to review potential projects, provide a diverse range or projects and have an interactive forum for contributors to discuss projects with each other. We will engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. We also plan to engage a social media firm to assist in marketing our site. We also intend to do some traditional print advertising. We estimate to have the second phase completed within 240 days.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended September 30, 2017 and September 30, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended September 30, 2017 compared to the Fiscal Year Ended September 30, 2016.

We did not earn any revenues from September 4, 2015 (inception) to September 30, 2017.

Expenses for the year ended September 30, 2017 totaled $30,288 consisting primarily of office and general expenses of $3,223; professional fees of $12,950 and transfer agent expenses of $14,115, resulting in a net loss of $30,288. Expenses for the year ended September 30, 2016 totaled $14,753 consisting primarily of office and general expenses of $2,478 and professional fees of $12,275, resulting in a net loss of $14,753. The increase in office and general expenses from fiscal 2016 to fiscal 2017 was primarily due to the increase expenses relating to filing fees. In additional the increase in transfer agent expenses due to the Company’s DTC application fee.

Capital Resources and Liquidity

Our auditor’s report on our September 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2017 Audited Financial Statements – Auditors Report.”

As of September 30, 2017, we had $169 of cash compared to $669 cash as of September 30, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $46,873. As at September 30, 2017, the Company has a working capital deficit of $31,723.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited financial statements for the fiscal years ended September 30, 2017 and September 30, 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2017.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through September 30, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chayut Ardwichai -	2015	-	-	-	-	-	0
President, Chief Executive Officer, Treasurer, Secretary	2016	-	-	-	-	-	0
	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended September 30, 2017 and September 30, 2016 for FUNDTHATCOMPANY

Employment Contracts

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (September 4, 2015) through September 30, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of September 30, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 30, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Chayut Ardwichai	43,750,000	59.24%
President, Chief Executive Officer, Treasurer, Secretary,Chief Financial Officer and Chairman of the Board of Directors; 555/114 Moo 9, Sattahip District, Chonburi, 20180, Kingdom of Thailand

All officers and directors as a group	43,750,000	59.24%

____________

(1)    Based on 73,850,000 shares of common stock issued and outstanding as of September 30, 2017.

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

During the year 2017, the Company received cash advances from its CEO of $7,200. Additionally, the CEO paid expenses of $14,750 on behalf of the Company in year 2017. As of September 30, 2017 and 2016, the total amount owing to the CEO from the Company is $28,892 and 6,932. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the years ended September 30, 2017 and 2016 for professional services rendered by PLS CPA, our independent auditor:

Fees	2017	2016
Audit Fees	$10,000	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$10,000	$7,500

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

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

FUNDTHATCOMPANY

Dated: January 12, 2018	By:	/s/ Chayut Ardwichai
Chayut Ardwichai
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Chayut Ardwichai	January 12, 2018
Chayut Ardwichai President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

FUNDTHATCOMPANY

FINANCIAL STATEMENTS

September 30, 2017

F-1

FUNDTHATCOMPANY

BALANCE SHEETS

	September 30, 2017	September 30, 2016

ASSETS

CURRENT ASSETS
Cash	$169	$669

TOTAL CURRENT ASSETS	$169	$669

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	3,000	322
Due to related party	28,892	6,932

TOTAL CURRENT LIABILITIES	31,892	7,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 73,850,000 shares issued and outstanding (1,750,000,000 – September 30, 2016)	73,850	1,750,000
Additional paid in capital	(58,700)	(1,740,000)
Accumulated deficit	(46,873)	(16,585)

TOTAL STOCKHOLDER’S DEFICIT	(31,723)	(6,585)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$169	$669

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENT OF OPERATIONS

	For the year ended September 30, 2017	For the year ended September 30, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$17,338	$2,478
Professional fees	12,950	12,275

TOTAL OPERATING EXPENSES	30,288	14,753

NET LOSS	(30,288)	(14,753)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	73,850,000	1,750,000,000

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 30, 2015 TO SEPTEMBER 30, 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, September 30, 2015	1,750,000,000	1,750,000	(1,740,000)	(10,000)	(1,832)	(1,832)

Subscription receivable – October 26, 2015	-	-	-	10,000	-	10,000

Net loss for period ended September 30, 2016	-	-		-	(14,753)	(14,753)

Balance September 30, 2016	1,750,000,000	1,750,000	(1,740,000)	-	(16,585)	(6,585)

Shares issued for cash - at $0.0001714 – December 2, 2016	30,100,000	30,100	(24,940)	-	-	5,160

Shares cancelled – at $0.000000005 – December 2, 2016	(1,706,250,000)	(1,706,250)	1,706,240	-	-	(10)

Net loss for period ended September 30, 2017	-	-	-	-	(30,288)	(30,288)

Balance, September 30, 2017	73,850,000	$73,850	$(58,700)	$-	$(46,873)	$(31,723)

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2017	For the year ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,288)	$(14,753)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities		-
Accounts payable	2,678	322

NET CASH USED IN OPERATING ACTIVITIES	(27,610)	(14,431)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,160	10,000
Advances from related party	21,950	5,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,110	15,100

NET INCREASE IN CASH	(500)	669

CASH, BEGINNING OF PERIOD	669	-

CASH, END OF PERIOD	$169	$669

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $46,873. As at September 30, 2017, the Company has a working capital deficit of $31,723. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2017, the Company has issued 1,750,000,000 (pre-split 43,750,000) founder shares for net proceeds of $10,000 and 30,100,000 in private placements for next proceeds of $5,160. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2017 and 2016, there were 73,850,000 and 1,750,000,000 common stock outstanding.

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017

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

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 1,750,000,000 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively. No preferred shares have been authorized or issued.

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

As of September 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year 2017, the Company received cash advances from Chayut Ardwichai, its CEO of $7,200. Additionally, the CEO paid expenses of $14,750 on behalf of the Company in year 2017. As of September 30, 2017 and 2016, the total amount owing to the CEO from the Company is $28,892 and 6,932. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

On December 2, 2016, the founding shareholder of the Company returned 1,706,250,000 (pre-split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000005 per share for a total consideration of $10 to the shareholder.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	September 30, 2017	September 30, 2016
Net loss before income taxes per financial statements	$(30,288)	$(14,753)
Income tax rate	34%	34%
Income tax recovery	(10,298)	(5,016)
Non-deductible	--	--
Valuation allowance change	10,298	5,016

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016
Net operating loss carry-forward	$15,937	$5,639
Valuation allowance	(15,937)	(5,639)

Net deferred income tax asset	$–	$–

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

As of September 30, 2017 and 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended September 30, 2017 and 2016; and no interest or penalties have been accrued as of September 30, 2017 and 2016. As of September 30, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

