Form 10-Q
period 2017-12-31
FundThatCompany
filed 2018-02-14
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 14, 2018 there were 73,850,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

 FUNDTHATCOMPANY

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017

FUNDTHATCOMPANY

CONDENSED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$112	$169

TOTAL CURRENT ASSETS	$112	$169

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	8,917	3,000
Due to related party	28,892	28,892

TOTAL CURRENT LIABILITIES	37,809	31,892

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDER’S DEFICIT
Common stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
73,850,000 shares issued and outstanding (September 30, 2017 – 73,850,000)	73,850	73,850
Additional paid in capital	(58,700)	(58,700)
Accumulated deficit	(52,847)	(46,873)

TOTAL STOCKHOLDER’S DEFICIT	(37,697)	(31,723)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$112	$169

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$724	$898
Professional fees	5,250	5,200

TOTAL OPERATING EXPENSES	(5,974)	(6,098)

NET LOSS	(5,974)	(6,098)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	73,850,000	1,221,648,370

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31, 2017	For the nine months ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,974)	$(6,098)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	5,917	4,428

NET CASH USED IN OPERATING ACTIVITIES	(57)	(1,670)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from loan from related party	-	1,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,200

NET INCREASE IN CASH	(57)	(470)

CASH, BEGINNING OF PERIOD	169

CASH, END OF PERIOD	$112	$199

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FUNDTHATCOMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $52,847. As at December 31, 2017, the Company has a working capital deficit of $33,697. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2017, the Company has issued 1,750,000,000 (pre-split 43,750,000) founder shares for net proceeds of $10,000 and 30,100,000 in private placements for next proceeds of $5,160. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended September 30, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K on January 12, 2018. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

FUNDTHATCOMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 73,850,000 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively. No preferred shares have been authorized or issued.

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

As of December 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

FUNDTHATCOMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $0 from Chayut Ardwichai, the Company’s President and Director, for operating expenses payment. As of December 31, 2017, due to related party balance is $28,892. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

On January 2, 2018 the president of the Company advanced $6,000 in a related party loan. The amount due to the related party is unsecure and non-interest bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended December 31, 2017 and 2016 we had no revenue. Expenses for the three month period ended December 31, 2017 totaled $5,974 resulting in a net loss of $5,974. The net loss for the three month period ended December 31, 2017 is a result of expense of $5,974, comprised primarily of professional fees of $5,250; filing fees of $73; bank service charges of $57; general office expenses of $119 and transfer agent expenses of $475. Expenses for the three month period ended December 31, 2016 totaled $6,098 resulting in a net loss of $6,098. The net loss for the three month period ended December 31, 2016 is a result of expense of $6,098, comprised primarily of professional fees of $5,200; filing fees of $839 and bank services charges of $59. The decrease in expenses between December 31, 2017 and 2016 is primarily due to the decrease in filing fees during the period.

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

As of December 31, 2017, we had $112 in cash as compared to $169 in cash at September 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2017 the Company had total liabilities of $37,809 as compared to $31,892 in total liabilities at September 30, 2017. The Company’s sole officer and director, Chayut Ardwichai has loaned the Company $28,892 as of December 31, 2017 and he has indicated that he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations re: a rewards based crowd-funding platforms as outlined in our S-1 filing within the next twelve months. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDTHATCOMPANY (Registrant)

Date: February 14, 2018	By:	/s/ Chayut Ardwichai
Chayut Ardwichai President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

