Form 10-Q
period 2018-03-31
CLIC TECHNOLOGY, INC.
filed 2018-05-21
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number 333-208350

CLIC TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

FUNDTHATCOMPANY

(Previous Name)

Nevada	47-4982037
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1815 NE 144TH STREET, NORTH MIAMI, FLORIDA 33181

(Address of principal executive offices)(Zip Code)

1-877-451-0120

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2018 there were 183,850,000 shares of common stock issued and outstanding.

Item 1. Financial Statements

CLIC Technology Inc., f/k/a FUNDTHATCOMPANY
CONDENSED BALANCE SHEETS
	March 31,	September 30,
	2018	2017
	Un-audited	Audited
ASSETS
CURRENT ASSETS
Cash	$112	$169
TOTAL CURRENT ASSETS	112	169

TOTAL ASSETS	$112	$169

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	11,917	3,000
Due to related party	28,892	28,892

TOTAL CURRENT LIABILITIES	40,809	31,892

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 73,850,000 shares issued and outstanding	73,850	73,850
Additional paid in capital	(58,700)	(58,700)
Accumulated deficit	(55,847)	(46,873)

TOTAL STOCKHOLDER’S DEFICIT	(40,697)	(31,723)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$112	$169

The accompanying notes are an integral part of these financial statements.

CLIC Technology Inc., f/k/a FUNDTHATCOMPANY

CONDENSED STATEMENT OF OPERATIONS (Un-audited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$-	$2,644	$724	$3,542
Professional fees	3,000	2,500	8,250	7,700

TOTAL OPERATING EXPENSES	3,000	5,144	8,974	11,242

NET LOSS	(3,000)	(5,144)	(8,974)	(11,242)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.0000)	$(0.0001)	$(0.0001)	$(0.0000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	73,850,000	73,850,000	73,850,000	654,055,769

The accompanying notes are an integral part of these financial statements.

CLIC Technology Inc., f/k/a FUNDTHATCOMPANY
STATEMENTS OF CASH FLOWS (Un-audited)

	For the six	For the six
	months ended	months ended
	March 31,	March 31,
	2018	2017
CASHFLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,974)	$(11,242)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	8,917	1,678

NET CASH USED IN OPERATING ACTIVITIES	(57)	(9,564)

CASHFLOWS FROM INVESTING ACTIVITIES	-	-

CASHFLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,160
Advances from related party	-	8,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	13,560

NET INCREASEIN CASH	(57)	3,996

CASH, BEGINNING OF PERIOD	169	669

CASH, END OF PERIOD	$112	$4,665

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CLIC TECHNOLOGY INC., F/K/A FUNDTHATCOMPANY NOTES TO FINANCIAL STATEMENTS March 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FundThatCompany was incorporated in the State of Nevada as a for-profit Company on September 4, 2015 and established a fiscal year end of September 30. The Company is organized to establish a portal for Rewards-Based Crowdfunding.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $55,847. As of the current balance sheet date, the Company has a working capital deficit of $40,697. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of the current balance sheet dated, there were 73,850,000 common stock outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share, with 73,850,000 and 73,850,000 shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively. No preferred shares have been authorized or issued.

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

On April 11, 2018, following a change of control effective April 9, 2018, as reported on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2018, the board of directors of the Company increased the total quantity of authorized shares to 350,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 175:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of March 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, prior CEO, Chayut Ardwichai, a related party, advanced $28,892 towards the operating expenses. The amounts due to the related party are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Mar 31, 2018	Sept 30, 2017
Net loss before income taxes per financial statements	$(55,847)	$(46,873)
Income tax rate	34%	34%
Income tax recovery	(18,988)	(15,937)
Non-deductible	--	--
Valuation allowance change	18,988	15,937

Provision for income taxes	$-	$-

The significant component of deferred income tax assets is as follows:

	Mar 31, 2018	Sept 30, 2017
Net deferred income tax asset	$–	$–
Net operating loss carry-forward	$11,242	$15,937
Valuation allowance	(11,242)	(15,937)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of the current balance sheet date, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the current year; and no interest or penalties have been accrued as of the current balance sheet date. The Company did not have any amounts recorded pertaining to uncertain tax positions, as of the current balance sheet date.

The tax files of the current as well as the past years remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

Merger Agreement

On May 3, 2018, the Company (“FNTT”) and CLIC Technology, Inc. (“CTI”), a Florida corporation entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into FNTT, with FNTT being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shareholder interest for a total of One Hundred Ten Million (110,000,000) shares of FNTT restricted common stock as consideration for the Merger, and the former shareholders of CTI now control approximately 83.6% of the Company’s outstanding common stock. Following the Merger, we will continue pursuing the business model of CTI.

Prior to the execution and delivery of the Merger Agreement, our board of directors approved the Merger and the transactions contemplated thereby. Similarly, the board of directors of CTI approved the Merger. Reference is hereby made to Item 2.01 of the Company’s Form 8-K filed on May 11, 2018 regarding the specific terms and completion of the Merger.

Following the Merger, we have abandoned our prior business plan and we are now pursuing CTI’s proposed business, focusing on the development of tools, based on blockchain technology, to facilitate digital asset management, including whose specific to processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward- looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

FundThatCompany (“FTC”) is an early stage company that intends to focus on a rewards-based crowdfunding model. Following the Merger (as defined below), we have abandoned our prior business plan and we are now pursuing CLIC Technology’s proposed business, which focuses on the development of tools, based on blockchain technology, to facilitate digital asset management, including whose specific to processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms.

Reverse Merger

On May 3, 2018, the FTC and CLIC Technology, Inc. (“CTI”), a Florida corporation entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into FNTT, with FNTT being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shareholder interest for a total of One Hundred Ten Million (110,000,000) shares of FNTT restricted common stock as consideration for the Merger, and the former shareholders of CTI now control approximately 83.6% of the Company’s outstanding common stock.

This Report includes the financial statements of FTC as of and for the periods ended March 31, 2018, without giving effect to the Merger, and the discussion below concerns only the financial condition and results of operations flows of the FTC and not the financial condition or results of operations of CTI at any date or for any period. For a discussion of financial condition and results of operations of CTI see Item 2.01— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2018.

Results of Operations

For the three-month period ended March 31, 2018 and 2017 we had no revenue. Expenses for the three-month period ended March 31, 2018 totaled $3,000 resulting in a net loss of $3,000. The net loss for the three- month period ended March 31, 2018 is a result of expense of $3,000 in professional fees. Expenses for the three- month period ended March 31, 2017 totaled $5,144 resulting in a net loss of $5,144. The net loss for the three-month period ended March 31, 2017 is a result of expense of $5144, comprised primarily of professional fees of $2,500; filing fees of $573, bank services charges of $291general office expenses of $210 and transfer agent expenses of $1,570. The decrease in expenses between March 31, 2018 and 2017 is primarily due to the decrease in overall activity during the period.

Capital Resources and Liquidity

We have no revenues. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise capital to implement our strategy and stay in business.

As of March 31, 2018, we had $112 in cash as compared to $169 in cash at December 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2018 the Company had total liabilities of $40,809 as compared to $37,809 in total liabilities at December 31, 2017. The Company’s prior sole officer and director, Chayut Ardwichai has loaned the Company $28,892 as of March 31, 2018.

Our auditor’s report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

We anticipate that we will begin to implement our plan of operations within the next three months. As a result, we also expect to add a number of employees.

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

1 . Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2 . Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIC Technology, Inc.
(Registrant)

Date: May 21, 2018	By:	/s/ Yosef Biton
Yosef Biton, President and Director Principal and Executive Officer,
Principal Financial Officer Principal Accounting Officer

