Form 10-Q
period 2018-06-30
CLIC TECHNOLOGY, INC.
filed 2018-08-17
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2018

Commission File Number 000-55938

CLIC TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4982037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20020 W. DIXIE HWY, SUITE 1202, AVENTURA FL 33180

(Address of principal executive offices) (Zip Code)

305-918-1202

(Registrant’s telephone number, including area code)

1815 Ne 144th Street, North Miami, FL 33181

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

If an Emerging growth company, indicate by check mark it the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 15, 2018, there were 260,725,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLIC Technology Inc Condensed Balance Sheets

	9 months	Year
	ending	ending
	30-Jun-18	30-Sep-17
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	19,917	169
Total Current assets	$19,917	$169

Goodwill	57,040
TOTAL ASSETS	$76,957	$169

Liabilities
Current Liabilities
Accounts Payable	716	3,000
3rd Party Loans	55,592	28,892
Total Current Liabilities	$56,309	$31,892

Long Term Liabilities
Note Payable	227,507
Total Liabilities	$283,815	$31,892
Stockholders' Equity
Common: Authorized 350,000,000 shares, $.001 par value; Issued and outstanding 260,725,000 shares	85,432	73,850
Additional Paid In Capital	(69,700)	(58,700)
Accumulated Deficit	(222,590)	(46,873)
Total Stockholders' Equity	(206,858)	(31,723)
Total Liabilities & Equity	$76,957	$169

See accompanying notes to consolidated financial statements

CLIC Technology Inc
Condensed Statements of Operations (Unaudited)

	3 Months Ended		9 Months Ended
	30-Jun-18	30-Jun-17	30-Jun-18	30-Jun-17

Revenue	$-	$-	$-	$-

Operating Expenses:
Development Stage Expenses	$70,279	$-	$70,279	$-
Administrative Expenses	$65,907	$3,449	$66,252	$14,681
Total Operating Expenses	$136,186	$3,449	$136,532	$14,681

NET LOSS	$(136,186)	$(3,449)	$(136,532)	$(14,681)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.0005)	(0.00005)	(0.00052)	(0.0002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	260,725,000	73,850,000	260,725,000	73,850,000

See accompanying notes to consolidated financial statements

CLIC Technology Inc
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	30-June-18	30-June-17
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(136,532)	$(14,681)
Adjustments reconcile prior to acquisition net loss	$(95,643)
Adjustments to reconcile net (loss) to net cash used in operating activities
Changes in operating assets and liabilities	$-
Accounts Payable	$(777)	$121

NET CASH USED IN OPERATING ACTIVITIES	$(232,812)	$(14,560)

CASH FLOWS FROM INVESTING ACTIVITIES	$-	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$-	$5,160
Proceeds from loan from related party	$26,700	$8,900
Convertible Notes	$226,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$252,700	$14,060

NET CASH INCREASE (DECREASE) FOR PERIOD	$19,748	$(500)
Cash, Beginning	$169	$669
Cash, Ending	$19,917	$169

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

See accompanying notes to consolidated financial statements

CLIC TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CLIC Technology, Inc. is a holding company publicly traded under the symbol, “CLCI”.

This Company was previously known as FundThatCompany until July 31, 2018, and was incorporated in the State of Nevada as a for-profit Company on September 4, 2015

The Company adopted a fiscal year end of September 30.

The Company was originally organized to establish a portal for Rewards-Based Crowdfunding.

On May 3, 2018, the Company and CLIC Technology, Inc., a privately-held Florida corporation, entered into an Agreement of Merger and Plan of Reorganization, pursuant to which, on May 3, 2018, CLIC Technology, Inc. merged into the Company, with the Company being the surviving corporation.

The Company acquired Oceanovasto Investments Ltd., a company organized under the laws of the Republic of Cyprus, on May 17, 2018 from which date Oceanovasto Investments Ltd. became its wholly owned subsidiary.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $136,232. As of the current balance sheet date, the Company has a working capital deficit of $36,253. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions: Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share: The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of the current balance sheet dated, there were 260,725,000 common stock outstanding.

Income Taxes: The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation: The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Product Development Expenses: The Cyprus subsidiary is in the development stage until its online payment portal and the gateway for payments in multiple currencies is built and tested.

As a development stage entity, its present efforts are (a) Financial planning; (b) Raising capital; (c) Patenting the developed tools for proprietary user privileges; (d) Research and development; (e) Establishing sources of supply; (f) Acquiring property, plant, equipment, or other operating assets; (g) Recruiting and training personnel; (h) Market Development; (i) Commencing the operations; etc.

Prior to the acquisition, the Cyprus company was expensing all the payments for product development and computed as the loss attributable to the shareholders due to the varying degrees of uncertainties related to commercialization of the payment portal and the payment gateway. Since being acquired by the Company, the Subsidiary has maintained the same accounting practice and would capitalize it when marketable.

Recent Accounting Pronouncements: The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 350,000,000 common shares with a par value of $0.001 per share, with 260,725,000 shares issued and outstanding at June 30, 2018. No preferred shares have been authorized or issued.

On September 4, 2015, the Company issued 1,750,000,000 (pre-split 10,000,000) common shares at $0.000005714 (pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $10,000 received on October 26, 2015.

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

On May 3, 2018, the Company issued 110,000,000 restricted shares pursuant to the agreement of merger and plan of reorganization.

On May 17, 2018, the Company issued 76,875,000 restricted shares pursuant to the acquisition agreement of Oceanovasto Investments, Ltd.

Until the date of this financial statement, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – THIRD PARTY LOANS

As of June 30, 2018, there are third-party loans of $55,592 which are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2018	Sept 30, 2017
Net loss before income taxes per financial statements	$(136,232)	$(46,873)
Income tax rate	34%	34%
Income tax recovery	(46,319)	(15,937)
Non-deductible	--	--
Valuation allowance change	46,319	15,937

Provision for income taxes	$-	$-

The significant component of deferred income tax assets is as follows:

	June 30, 2018	Sept 30, 2017
Net deferred income tax asset	$–	$–
Net operating loss carry-forward	$46,319	$15,937
Valuation allowance	(46,319)	(15,937)

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

NOTE 6 – SUBSEQUENT EVENTS

On July 31, 2018, FINRA processed the Company’s name change from FundThatCompany to CLIC Technology, Inc. and assigned the Company a new trading symbol, “CLCI”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

CLIC Technology Inc. (“Company”) is an early stage company focusing on the development of tools, based on blockchain technology, to facilitate digital asset management, including those specific to processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms.

Reverse Merger

On May 3, 2018, the Company and CLIC Technology, Inc. (“CTI”), a Florida corporation, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into Company, with the Company being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shares for a total of One Hundred Ten Million (110,000,000) shares of the Company’s restricted common stock as consideration for the Merger. At closing the former shareholders of CTI controlled approximately 83.6% of the Company’s outstanding common stock.

Acquisition

On May 17, 2018 the Company entered into an agreement to acquire Oceanovasto Investments Ltd. (“Oceano”). The Company issued 76,875,000 of its common shares to the shareholders of Oceano in exchange for 100% of the issued and outstanding common stock of Oceano. Oceano is organized under the laws of Cyprus.

Oceano is the developer of merchant processing and money transfer tools that take advantage of the latest blockchain technologies. Oceano is creating blockchain systems that can accept payments to settle transactions on a multinational basis in multiple currencies, including numerous types of digital currencies. Oceano also operates a proprietary digital currency mining pool.

Results of Operations

Three Month Period Ended June 30, 2018

For the three-month period ended June 30, 2018 and 2017 we had no revenue. Expenses for the three-month period ended June 30, 2018 totaled $136,186 resulting in a net loss of $136,186. The net loss for the three- month period ended June 30, 2018 is a result of development stage expenses of $70,279 and administrative expenses of $65,907. Expenses for the three- month period ended June 30, 2017 totaled $3,449 resulting in a net loss of $3,449. The net loss for the three-month period ended June 30, 2017 is a result of administrative expense of $3,449. The increase in expenses between June 30, 2018 and 2017 is primarily due to the increase in overall activity during the period as a result of the implementation of the new business plan of the Company.

Nine Month Period Ended June 30, 2018

For the nine month period ended June 30, 2018 and 2017 we had no revenue. Expenses for the nine month period ended June 30, 2018 totaled $136,532 resulting in a net loss of $136,532. The net loss for the nine month period ended June 30, 2018 is a result of development stage expenses of $70,279 and administrative expenses of $66,252. Expenses for the nine month period ended June 30, 2017 totaled $14,681 resulting in a net loss of $14,681. The net loss for the nine month period ended June 30, 2017 is a result of administrative expense of $14,681. The increase in expenses between June 30, 2018 and 2017 is primarily due to the increase in overall activity during the period as a result of the implementation of the new business plan of the Company.

Capital Resources and Liquidity

We have no revenues. We issued convertible notes for $226,000 in this quarter ending June 30, 2018 in order to finance continuing operations.

As of June 30, 2018, we had $20,056 in cash as compared to $169 in cash at September 30, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2018 the Company had total liabilities of $56,309 as compared to $31,892 in total liabilities at September 30, 2017. Also, the present chairman, Yosef Biton, a related party, advanced $14,700 towards the operating expenses.

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

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer, corporate legal counsel and outside accounting firm.

•	Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

10.1	Acquisition Agreement between CLIC Technology, Inc. and Oceanovasto Investments, Ltd. (1)

10.2	Executive Consulting Agreement (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (3)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer (4)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

(1)	As filed on the Company’s current report on Form 8-K filed on May 24, 2018
(2)	As filed on the Company’s current report on Form 8-K filed on August 1, 2018
(3)	Included in Exhibit 31.1
(4)	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIC Technology, Inc.

Date: August 15, 2018	By:	/s/ Roman Bond
Roman Bond
CEO
Principal Executive Officer, Principal Financial Officer

