Form 10-K
period 2018-09-30
CLIC TECHNOLOGY, INC.
filed 2019-01-15
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission ﬁle number 000-55938

CLIC TECHNOLOGY INC.
(Exact name of registrant as speciﬁed in its charter)

Nevada	47-4982037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)

20200 W. DIXIE HWY, SUITE 1202, AVENTURA FL 33180

(Address of principal executive ofﬁces)(Zip Code)

Registrant’s telephone number, including area code 305- 918-1202

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates $17,570,000

The total number of shares issued and outstanding as of January 14, 2019 was 260,725,000

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company”, “Clic Technology, Inc.” and “CLIC” mean Clic Technology, Inc. and its consolidated subsidiaries, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “anticipates,” “plans,” “will,” “should,” “could,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	The uncertainty of profitability;

•	High volatility in the value attributable to our business model and assets;

•	Rapid change in the regulatory and legal environment in which we operate with many unknown future challenges to operating our business in a lawful manner or which will require our business or the businesses in which we invest to be subjected to added costs and/or uncertainty regarding the ability to operate;

•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and

•	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. We cannot guarantee future results, levels of activity, performance or achievements.

INDUSTRY AND MARKET DATA

Information regarding market and industry statistics contained in this Annual Report on Form 10-K has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

PART I

ITEM 1. BUSINESS

Business Overview

The Company was originally formed under the name, FundThatCompany (“FTC”) for the purpose of establishing a rewards-based on-line crowdfunding platform. The Company had planned to offer small startup businesses or entrepreneurs the ability to post a project available for funding on FTC’s proposed reward-based crowdfunding platform.

On May 3, 2018, FTC and CLIC Technology, Inc. (“CTI”), a Florida corporation entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into FTC, with FTC being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shareholder interest for a total of One Hundred Ten Million (110,000,000) shares of FTC restricted common stock as consideration for the Merger, giving the former shareholders of CTI approximately 71.5% of the Company’s outstanding common stock.

Concurrent with the Merger, the Company abandoned the FTC business plan and adopted the business plan of CTI, related to, and built around and integrated with, blockchain technology.

Following the Merger, on July 31, 2018 the Company changed its name from FundThatCompany to CLIC Technology, Inc.

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable and permanent way of storing records and other information without the need for intermediaries. Digital cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include: Bitcoin, Bitcoin Cash and Litecoin. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management and governance

Cryptocurrencies are decentralized digital currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The network is an online, peer-to-peer network that hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply of and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little or no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Coinsquare in Canada, Coinbase, Bitsquare, Bitstamp and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

The Company operates as a developer, integrator and marketer of blockchain products and services with strategic focus on facilitation of digital asset management, including processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms. Such tools will include, but not be limited to, those that:

1.	Provide low cost, no fraud blockchain and cross boarder payments utilizing cryptocurrencies (“crypto”) such as Bitcoin or Etherium, with direct bank deposits in traditional fiat currency, such as US dollars. “ClicPay” is a proprietary payment gateway platform for merchants that will allow consumers to use crypto currency to make routine purchases on-line, as well as to accept crypto payments and receive settlements in traditional fiat currencies

2.	Enable brick and mortar merchants with options for accepting blockchain payments, from direct point-of-sale integrations to web and mobile-based applications

3.	Provide e-commerce payment processing, clearing and multi-bank settlements

4.	Provide multi-currency and omni-channel solutions

5.	Facilitate settlement of funds to nominated bank account

Additionally, the Company will provide professional advice and optimization counsel on business processes specific to customer’s markets.

All customer funds will be managed by a gateway solution in coordination with US and European banks, and the Company is in process of assembling a worldwide group of strategic partner/financial institutions. Market introduction of the new blockchain-payment gateway system and related services is planned for the second calendar quarter of 2019 in a phased rollout to occur in the United States and other major world markets.

Competition

Traditional merchant payment processing for transactions utilizing debit cards, Visa, Mastercard, American Express and similar charge and credit cards is dominated by chartered banks such as Bank of America and Citibank and also non-bank financial services companies such as PayPal, Vantiv, Worldpay. Additionally, there have been some non-traditional processors targeting ecommerce and small businesses such as Square and Stripe. Each service tries to provide a seamless way for a consumer to pay a merchant whether in person or online.

The Company is building a system that will provide the same seamless transaction between customer and merchant, but instead of allowing a customer to use a credit card, the customer will be able to utilize cryptocurrency stored in a digital wallet.

The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating cryptocurrency exchanges, developing programming for the blockchain, and providing merchant services for crypto. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. However, we have identified the following companies that are competitors.

BitPay

BitPay was founded in 2011 and is backed by various venture capital funds including Founders Fund, operated by Peter Thiel, one of the founds of Paypal. Bitpay offers merchant services similar to those provided by the Company.

Coinbase

Coinbase is a cryptocurrency exchange founded in 2012 that also provides limited payment processing services.

CoinGate

CoinGate is a payment gateway for blockchain payments and was founded in 2014.

SpectroCoin

Based in the United Kingdom, SpectroCoin is a crypto exchange that also provides merchant services for Bitcoin, NEM and DASH.

Government Regulation

Government Regulation of blockchain and cryptocurrency is in the early stages of development and is currently subject to various regulatory regimes meant to cover other activities, but which regulators are attempting to apply to blockchain and cryptocurrency activities. Regulations are being actively considered by the United States federal government via a number of agencies including the SEC, the Commodity Futures Trading Commission (“CFTC”), Federal Trade Commission (“FTC”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities in which we participate or may participate in the future.

Because our proposed activities will likely constitute a money services business (“MSB”) under regulations promulgated the FinCEN under the authority of the Bank Secrecy Act, we are in the process of registering with FinCEN as an MSB, instituting an anti-money laundering program, and adopting policies and procedures requiring it to make certain reports to FinCEN and maintain certain records.

Further, it is likely that our proposed activities will constitute “money transmitter” activities or be otherwise regulated (e.g., by New York under its so-called “Bitlicense” regime) under one or more state laws. As a result, we are seeking appropriate licenses or otherwise registering with appropriate state regulators to comply with state regulations that may include the implementation of anti-money laundering programs, cyber security, consumer protection, financial and reporting requirements, and maintenance of certain records and other operational requirements, as required. Without a required money transmitter license, we could not engage in money transmitter activities with persons residing in the relevant state (or from such state). We have contracted with a consulting group specializing in such license applications and have commenced applying for appropriate licenses in Florida and will continue to evaluate or seek to obtain state money transmitter licenses, as necessary, on a state by state basis. In addition, it is possible that other regulations may apply to our currency exchange operations, such as consumer protection laws, however we have not evaluated the impact or requirements of such other laws currently, as we are focused initially on compliance requirements of the various laws described above. Our inability to comply with any rules or regulations or federal or state laws applicable to our planned activities, or decision to discontinue to pursue or inability to continue such activities once commenced, would have a material adverse effect on our business and operations.

Patent and Trademarks

We do no currently own any domestic or foreign patents or trademarks.

Employees

As of September 30, 2018, we had fourteen (14) employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company entered into a twenty-four month long term lease for its office space with an unaffiliated third party, which lease has an option for renewal for another twenty-four month period.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink market under the symbol “CLCI.” Because we are quoted on the OTC Pink market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink market for the periods indicated.

Fiscal 2017	Low		High
First Quarter – ended December 31, 2016	$	N/A	$	N/A
Second Quarter – ended March 31, 2017	$	N/A	$	N/A
Third Quarter – ended June 30, 2017		$.03		$.03
Fourth Quarter – ended September 30, 2017		$.03		$.03

Fiscal 2018	Low		High
First Quarter – ended December 31, 2017		$.03		$.03
Second Quarter – ended March 31, 2018		$.03		$.03
Third Quarter – ended June 30, 2018		$.03		$.03
Fourth Quarter – ended September 30, 2018		$.65		$2.00

Holders.

As of September 30, 2018, there are approximately 20 record holders of 260,725,000 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended September 30, 2018 and September 30, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. However, the financial statements have been prepared assuming the Company will continue as a going concern

Results of Operations

Fiscal Year Ended September 30, 2018 compared to the Fiscal Year Ended September 30, 2017.

We did not earn any revenues from September 4, 2015 (inception) to September 30, 2017. For the fiscal year ended September 30, 2018, we had gross revenues of $7,500 from consulting services performed by the Company.

Expenses for the year ended September 30, 2018 totaled $704,440 consisting primarily of expenses of $395,670 specific to the acquisition of the former company, FundThatCompany (“FNTT”), office and general administrative expenses of $273,385, and product development expenses of $29,358, resulting in a net loss of $696,940. Expenses for the year ended September 30, 2017 totaled $30,588 consisting of office and general expenses, resulting in a net loss of $30,588. The increase in expenses from fiscal 2017 to fiscal 2018 was primarily due to the increase expenses relating to the acquisition and the execution of a new business plan.

Capital Resources and Liquidity

As of September 30, 2018, we had $24,414 of cash compared to $169 cash as of September 30, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. Since inception the Company has incurred operating losses of $1,987,062 as of September 30, 2018 and has a working capital deficit of $316,683.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal years ended September 30, 2018 and September 30, 2017, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 31, 2018, CLIC Technology Inc. (the “Company”) dismissed East West Accounting Services LLC (“East West”) as its independent registered public accounting firm as East West’s registration with the PCAOB had been revoked. The dismissal was approved by the Company’s Board of Directors on July 31, 2018. There were no disputes or disagreements between the Company and East West during the time it was the Company’s independent registered public accounting firm starting on April 10, 2018 through the date of dismissal. East West did not provide any reports on the Company’s financial statements.

New Independent Registered Public Accounting Firm

The Company’s Board of Directors appointed Manohar, Chowdhry & Associates (“MCA”) as its new independent registered public accounting firm, effective as of July 31, 2018. During the two most recent fiscal years and through the date of the Company’s engagement of MCA, the Company did not consult with MCA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging MCA, MCA did not provide the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to engage MCA as its independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of September 30, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise and lack of monitoring controls necessary for an effective system of internal control. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, and monitoring controls have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we determined that, as of September 30, 2018, our internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND THE BOARD OF DIRECTORS

Executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and named executive officers of the Company. Further, there is no arrangement or understanding between any director and the Company pursuant to which he or she was selected as a director. As of September 30, 2018, Roman Bond had an employment agreement in place with the Company with respect to his positions with the Company.

The following table sets forth names, ages and positions with the Company for all directors and executive officers of the Company:

Name	Age	Position

Roman Bond	52	Chief Executive Officer, President
Yosef Biton	38	Director

Mr. Bond is a seasoned IT Executive with more than 20 years of master level project, program and portfolio management to Fortune 50 organizations, with a special focus on large scale Infrastructure, Cloud and Application Management Services implementations. He was previously Chief Operating Officer at NTT DATA Corporation and SAP Delivery Executive at Pactiv Corporation. Additionally, he spent ten years in IT Program Management with Accenture, implementing SAP and Microsoft solutions for several multi-national corporations. His experience consists of delivering program initiatives that are transformational in nature across diverse business, product and services. Major clients have been across many industries with development and support structures across the globe. Mr. Bond has a degree in finance from DePaul University.

Mr. Biton has been a serial entrepreneur and investor, owning, operating or investing in many private businesses including ones engaged in online ecommerce, real estate, construction and retail.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period for the last two fiscal years ended September 30, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Chayut Ardwichai -	2016	-	-	-		-		-		0
President, Chief Executive Officer,	2017	-	-	-		-		-		0
Treasurer, Secretary
Roman Bond, CEO	2018	72,000		(1)	-		-		-	72,000

(1) Certain shareholders of the Company have agreed to provide Mr. Bond with 11,946,375 shares of the Company’s common stock, that is subject to certain lock up and leak out provisions. As of the date of this report 3,982,136 shares of common stock have been transferred.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (September 4, 2015) through September 30, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chayut Ardwichai	0	0	0	0	0	0	0
Yosef Biton	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of September 30, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 30, 2018 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Yosef Biton	51,017,864	19.5%
1815 North East 144th Street North Miami, FL 33181
Novelties Distribution, LLC (2) 2171 North West 87th Avenue Sunrise, FL 33322	55,000,000	21%
Roman Bond 20200 W Dixie Hwy Suite 1202 Aventura, FL 33180	3,982,136	1.5%
All officers and directors as a group	110,000,000	42%
Maor Korem Ha’Afik 11 Ashkelon, Israel	36,437,500	14%
Yosef Dan Bnei Benjamin 26 Natanya, 972553	36,437,500	14%
Total of all officers and directors and 5% or greater holders	182,875,000	70%

__________

(1)	Based upon 260,725,000 shares issued and outstanding
(2)	Yosef Biton is the beneficial owner of Novelties Distribution LLC

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the fiscal year 2018, the Company’s sole director, Yosef Biton, a related party, advanced $187,849, and another shareholder advanced $425,720, towards the working capital needs of the Company. The amounts due to the related parties are unsecured, and non- interest bearing, with no set terms of repayment.

During the fiscal year 2017, the Company received cash advances from its former sole Director and President and Chief Executive Officer, Chayut Ardwichai, of $7,200. Additionally, the former CEO paid expenses of $14,750 on behalf of the Company in year 2017. As of the fiscal years ended September 30, 2017, and 2016, the total amount owing to the former CEO from the Company is $28,892 and 6,932. The amounts due to the former CEO were extinguished and paid in full in connection with the merger of FundThatCompany with Clic Technology Inc. (Florida) as described in Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the years ended September 30, 2018 and 2017 for professional services rendered by Manohar Chowdhry & Associates, our independent auditor for fiscal 2018, and PLS CPA, our independent auditor for fiscal 2017.

Fees	2018	2017
Audit Fees	$10,000	$10,000
Audit Related Fees (Quarterly Reviews)	6,000	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$16,000	$10,000

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Notes to the Consolidated Financial Statements See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
3.1	Articles of Incorporation		Form S-1 Filed April 30, 2015
3.2	Bylaws		Form S-1 Filed April 30, 2015
3.3	Articles Of Merger		Form 8-K Filed May 11, 2018
3.4	Articles of Amendment to Articles of Incorporation		Form 8-K Filed May 11, 2018
10.1	Acquisition Agreement Oceanovasto Investments LTD		Form 8-K Filed May 24, 2018
10.2	Executive Consulting Agreement		Form 8-K Filed August 1, 2018
16.1	Letter from PLS CPA dated June 29, 2018		Form 8-K Filed June 29, 2018
31.1

Certification of Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☒
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	☒
101	Interactive data files pursuant to Rule 405 of Regulation S-T.	☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIC TECHNOLOGY INC.

Dated: January 15, 2019	By:	/s/ Roman Bond
Roman Bond President Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Yosef Biton	January 15, 2019
Yosef Biton Director

/s/ Roman Bond	January 15, 2019
Roman Bond President Principal Executive Officer Principal Financial Officer Principal Accounting Officer

**Manohar Chowdhry & Associates**
CHARTERED ACCOUNTANTS

**Report of Independent Registered Public Accounting Firm**

**To the Shareholders and Board of Directors of CLIC Technology, Inc**
**(Formerly known as FundthatCompany)**

**Opinion on the Financial Statements**

We have audited the accompanying consolidated balance sheet of **CLIC Technology, Inc** and its subsidiaries ("**the Company**") as of September 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows, for the year ended September 30, 2018, and the related notes (collectively referred to as the 'consolidated financial statements').

The financial statements of the Company for the year ended September 30, 2017 were audited by other independent auditors. Those independent auditors expressed an unqualified opinion on the consolidated financial statements referred to in their report dated January 12, 2018.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018, and the consolidated results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from its business operations and has incurred operating losses since inception raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans in regard to these matters are also described in Note 2.

**Basis for Opinion**

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

MANOHAR CHOWDHRY & ASSOCIATES
CHARTERED ACCOUNTANTS
BANGALORE

# 74, First Floor,11th Cross, 3rd Block,
Thyagarajanagar, Bengaluru -560 028, Karnataka
Landline : +91 80 26766222
Web : www.mca.co.in

Chennai • Bengaluru • Dubai • Gurgaon • Hyderabad
Mumbai • Kochi • Coimbatore • Madurai • Mangaluru
Vijayawada • Vizag • Nellore

Manohar Chowdhry & Associates

Continuation Sheet....

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

For Manohar Chowdhry & Associates

MANOHAR CHOWDHRY & ASSOCIATES CHARTERED ACCOUNTANTS *BANGALORE*

**Manohar Chowdhry & Associates**
Chartered Accountants

We are serving as the Company's auditor for the first year.
Bengaluru, India
Date: 11th Jan 2019

CLIC Technology Inc
Consolidated statement of financial position
	Year	Year
	ending	ending
	30-Sep-18	30-Sep-17
Assets
Current Assets
Cash and cash equivalents	$24,413	$169
Total Current assets	$24,413	$169
Goodwill	$570,273
TOTAL ASSETS	$594,686	$169
Liabilities
Current Liabilities
Accounts Payable	$44,601	$3,000
Shareholder Loans	$0	$28,892
Total Current Liabilities	$44,601	$31,892
Shareholder Loans	$634,742
Note Payable	$232,027
Total Liabilities	$911,369	$31,892
Stockholders' Equity
Common: Authorized 350,000,000 shares, $.001 par value; Issued and outstanding 260,725,000 shares	$260,725	$15,150
Additional Paid in capital	$109,375
Retained Earnings		$(46,873)
Current Year Loss	$(696,940)
Foreign Currency Translation Reserve	$10,156
Total Stockholders' Equity	$(316,683)	$(31,723)
Total Liabilities & Equity	$594,686	$169

The accompanying notes are an integral part of these financial statements.

CLIC Technology Inc
Consolidated Comprehensive Income Statement
	Year Ended
	30-Sep-18	30-Sep-17
i) Income from Operations
Revenue	$7,500
Product Development Expenses	$29,358
Adminstrative Expenses	$273,385	$30,588
Interest	$6,027
Expense on acquisition of "FNTT"	$395,670

Total Expenses	$704,440	$30,588

NET LOSS before Taxes	$(696,940)	$(30,588)

ii) Other Comprehensive Income
a) Foreign Currency Translation Gain	$10,156

Comprehensive Income	$(686,783)

BASIC AND DILUTED NET LOSS PER COMMON SHARE ATTRIBUTABLE FROM STAEMENT OF OPERATIONS	(0.0032)	(0.00041)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	216,596,535	73,850,000

The accompanying notes are an integral part of these financial statements.

CLIC Technology Inc
Statement of Changes in Shareholders' Equity

	Common Stock		Accumulated Deficit
	Number of Shares	Amount
Balance, September 30, 2016	1,750,000,000	$1,750,000	$(16,585)
Shares issued for cash	30,100,000	$30,100
Shares cancelled	(1,706,250,000)	$(1,764,950)
Net loss			$(30,288)
Balance, September 30, 2017	73,850,000	$15,150	$(46,873)
Shares issued for cash
Shares issued for the merger	110,000,000
Shares issued on acquistion	76,875,000
Net loss			$(1,940,189)
Balance, September 30, 2018	260,725,000	$15,150	$(1,987,062)

The accompanying notes are an integral part of these financial statements.

CLIC Technology Inc
Condensed Statements of Cash Flows
	Year Ended
	30-Sep-18	30-Sep-17
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss before taxes for the period	$(696,940)	$(30,288)
Non cash Items:
Interest Expense accrued	$6,027
Gain/(Loss) on foreign Exchange Fluctuation	$3,059
Unpaid liabilities on Recapitalization	$40,892

Operating cash flows before working capital changes	$(646,962)
Changes in operating assets and liabilities:
Accounts Payable	$44,601	$2,678

NET CASH USED IN OPERATING ACTIVITIES	$(602,361)	$(27,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment in subsidiary	$(115,676)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$370,100	$5,160
Proceeds from loan from related party	$146,957	$21,950
Convertible Notes	$226,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$743,057	$27,110

NET CASH INCREASE (DECREASE) For PERIOD	$25,019	$(500)
Cash, Beginning	$169	$669
Unrealized Loss on cash & Cash equivalents	$(437)	$-
Cash, Ending	$24,414	$169

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

CLIC TECHNOLOGY INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CLIC Technology, Inc. is a publicly traded holding company under the symbol, “CLCI”. CLIC Technology Inc is a fintech company and all the products are developed from the ground up and in-house by its developers. The Company is amongst the first publicly traded companies to market blockchain products built for the future of global commerce.

Overview

Clic Technology Inc (“CLIC”) was formed as an early stage company with the strategic intent to focus on a rewards-based crowdfunding model. Following the Merger (as defined below), the Company has abandoned the prior business plan and is now pursuing CLIC Technology’s proposed business, which focuses on the development of tools, based on blockchain technology, to facilitate digital asset management, including whose specific to processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms.

Reverse Merger

On May 3, 2018, the FNTT and CLIC Technology, Inc. (“CTI”), a privately-held Florida corporation, entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into FNTT, with FNTT being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shareholder interest for a total of One Hundred Ten Million (110,000,000) shares of FNTT restricted common stock as consideration for the Merger, and the former shareholders of CTI now control approximately 83.6% of the Company’s outstanding common stock.

This Company was previously known as:

•	FundThatCompany, Inc. until July 31, 2018 which was incorporated in the State of Nevada as a for-profit Company on September 4, 2015

The Company adapted fiscal year end of September 30.

This company acquired a Cyprus company, “Oceanovasto Investments Ltd.”, a company organized under the laws of the Republic of Cyprus, on May 17, 2018 from which date it is its wholly owned subsidiary.

NOTE 2 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $696,940. As of the current balance sheet date, the Company has a working capital deficit of $ 20,188. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America, or GAAP, and reflect the consolidated financial position, results of operations, comprehensive income and cash flows of our consolidated subsidiaries as at the year ended 30th September 2018. All the intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying disclosures. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements. We have reclassified certain prior period amounts to conform to current period presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Earnings/(Loss) per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of the current balance sheet date, there were 260,725,000 common stock outstanding. However, the potential common shares arising from the arrangement entered with Chief Technology Officer and the promissory note are anti-dilutive in nature. Hence the diluted earnings(loss) and basic earnings(loss) per common share are same.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As of the current balance sheet date, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Property and Equipment.

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred.

The equipment’s such as computers and software’s procured by the Company during the year whose useful life is estimated to be less than a year and therefore the same is charged to statement of income from operations.

Product Development Expenses:

The Cyprus subsidiary is in the development stage till its online payment portal and the gateway for payments in multiple currencies is built and tested. As a development stage entity, its present efforts are [a] Financial planning; [b] Raising capital; [c] Exploring the available resources; [d] Patenting the developed tools for proprietary user privileges; [e] Research and development; [f] Establishing sources of supply; [g] Acquiring property, plant, equipment, or other operating assets; [h] Recruiting and training personnel; [i] Market Development; [j] Commencing the operations; etc. Prior to the acquisition, the Cyprus company was accumulating the developmental costs as current asset and on cash basis. Such an accumulated cost has no real value until the Quality Control Checks clear the varying degrees of uncertainties in shaping up the outcome of the payment portal and the payment gateway. On becoming the wholly owned subsidiary, the same accounting practice was continued. However, this Company can capitalize the same at the time the product is marketable. The capitalized costs are amortized on straight line basis over the useful life of the asset. Costs incurred in performing activities associated with the preliminary project phase and post implementation phase are expensed as incurred.

As on the date of the Balance Sheet the Company has not identified the products which have been cleared through the technical feasibility and quality control checks and therefore the costs related to the products have not been capitalized and charged to the statement of income from operations. Going forward the Company is looking forward to capitalize the costs which are directly attributable to the products.

Business Combinations.

We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Merger, Acquisition & Goodwill

On 3rd May 2018 the Company (FNTT) and CLIC Technology, Inc entered into an Agreement of Merger and Plan of Reorganization. Pursuant to merger the shareholders of CLIC Technology Inc exchanged their 100% shareholder interest for a total of One Hundred Ten Million (110,000000) shares of FNTT restricted common stock as a consideration for the merger. Following this merger the Company (FNTT) abandoned its prior business plan and proposed to pursue the business plan of CLIC Technology Inc which involves to facilitate digital asset management, including whose specific to processing e commerce and financial industry payments, in multiple countries and multiple payment platforms.

The merger is being treated as reverse merger where the CLIC Technology Inc is considered as the accounting acquirer while the FNTT is the legal acquirer.

This arrangement of reverse acquisition does not result in a business combination as per ASC 805-40-25-1 and interpretive guidance issued by SEC. The merger related costs $ 395,670 have been recognized in statement of income from operations.

The Acquisition agreement was entered between CLIC Technology Inc., a Nevada corporation, and Oceanovasto Investments Ltd, a company organized under the laws of Republic of Cyprus. The arrangement provides for issue of 76,875,000 shares of restricted common stock of FNTT representing the full value for all the Oceano shares. Oceanovasto has two bank accounts one with National Bank of Greece and one at Bank of Cyprus. Both the accounts have become inoperative as a result of change in signatory and updation of the signatory has not been carried out. Therefore, subsequent to 7th June 2018 the transactions are carried out through the CLIC Technology Inc.’s bank accounts.

The fair value of the shares transferred to Oceanovasto has been measured by taking the net asset value of the Oceanovasto, as against the requirement of ASC 805 which provides for measurement of the shares transferred at the fair value. The quoted value obtained from the OTC markets is not relevant and not reliable as it does not provide for similar volumes trading in shares as that of the current issue to Oceanovasto and there is no frequent trading undertaken.

Therefore, goodwill arising from the acquisition arrangement is computed using the net asset value method which is as follows:-

Particulars	Amount ($)
Consideration (A)	Nil
Minority Interest (B)	Nil
(Less) Net Assets acquired from Oceanovasto (C)	(570,273.41)
Goodwill (A+B-C)	570,273.41

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 350,000,000 common shares with a par value of $0.001 per share, with 260,725,000 and 260,725,000 shares issued and as of the balance sheet date. No preferred shares have been authorized or issued.

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

On May 17, 2018, the Company issued 76,875,000 restricted shares pursuant to the acquisition agreement.

Until the date of this financial statement, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of the current balance sheet date, the present chairman, Yosef Biton, a related party, advanced $ 187,849 and $ 425,720 was advanced from another shareholder towards the working capital. The amounts due to the related parties are unsecured, and non- interest bearing, with no set terms of repayment.

Since July 2018, money was sent to Shyane McCulloch, Chief Technology Officer of the Company and a shareholder is as below

Sl.no	Description of the Transaction	Amount ($)
1	CTO Salary	24,999

But this shareholder holds 4 million shares out of issued 260.725 millions which is 1.534% and is not an interested party

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Particulars	30th Sep 2018	30th Sep 2017
Net loss before income taxes as per financial statements	-696,940	-46,873
Income Tax Rate	34%	34%
Income Tax Recovery	-236,960	-15936.82
Non Deductible	0	0
Valuation Allowance	236,960	15936.82
Provision for Income Tax	0	0

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section reflects the current views of the future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward- looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the year ended September 30, 2018, the Company had recognized a revenue of $ 7500.

Expenses for the year ended September 30, 2018 totaled $704,440 resulting in a net loss of $696,940.

Conversion rates

Closing rate as at 30th September is used for the translation of assets and liabilities, historical exchange rate is used for the shareholder equity and goodwill. Average rate is used for translation of Profit and Loss items of Oceanovasto Investments Ltd for consolidation financial statements. The gain for translation has been recognized in Consolidated other comprehensive income statement.

Comparitives

The previous year comparative figures contain the financial data of the erstwhile company Fundthatcompany (FNTT) which is Legal Acquirer. as CLIC Technology Inc was incorporated on 12th March 2018 and has no comparable previous year numbers.

Capital Resources and Liquidity

The Company issued convertible notes for $226,000 on May 30, 2018 bearing a interest rate of 8% per annum.

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

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Resources and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Quantitative and Qualitative Disclosures About Market Risk.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

