Form 10-Q
period 2018-12-31
CLIC TECHNOLOGY, INC.
filed 2019-02-19
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 19, 2019, there were 260,725,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLIC Technology Inc
Condensed Balance Sheet

	3 months	Year
	ended	ended
	12/31/2018	9/30/2018
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	47,470	24,413
Total Current assets	47,470	24,413
TOTAL ASSETS	47,470	24,413

Liabilities
Current Liabilities
Accounts Payable	0	44,601
Due to related party	661,344	634,742
Total Current Liabilities	661,344	679,343

Note Payable	462,812	232,027
Total Liabilities	1,124,156	911,370
Stockholders' Equity
Common: Authorized 350,000,000 shares, $.001 par value; Issued and outstanding 260,725,000 shares	260,725	260,725
Accumulated Deficit	(1,337,411)	(1,147,682)
Total Stockholders' Equity	(1,076,686)	(886,957)
Total Liabilities & Equity	47,470	24,413

See accompanying notes to condensed financial statements

3

CLIC Technology Inc
Condensed Statement of Operations

	3 months ended	3 months ended
	12/31/2018	12/31/2017

Revenue	0	0

Administrative Expenses	183,944	5,974
Interest	5,785	0
Total Expenses	189,729	5,974
NET LOSS	(189,729)	(5,974)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00073)	(0.00008)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	260,725,000	73,850,000

See accompanying notes to condensed financial statements

CLIC Technology Inc
Condensed Statement of Cash Flows

	3 months	3 months
	ended	ended
	12/31/2018	12/31/2017

Net Loss for the period	(189,729)	(5,974)
Adjustments to reconcile net (loss) to net cash provided by
Accounts Payable	(44,601)	5,917
Shareholder Loan	26,602
Total Adjustment to reconcile Net Loss	(18,000)
NET CASH USED IN OPERATING ACTIVITIES	(207,728)	(57)

CASH FLOWS FROM INVESTING ACTIVITIES	0

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible Notes	230,785
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,785

NET CASH INCREASE (DECREASE) For PERIOD	23,057	(57)
Cash, Beginning	24,413	169
Cash, Ending	47,470	112

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0
Income taxes	0	0

See accompanying notes to condensed financial statements

CLIC TECHNOLOGY INC. NOTES TO FINANCIAL STATEMENTS December 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CLIC Technology, Inc. is a publicly traded holding company under the symbol, “CLIC”.

This Company was previously known as:

•	FundThatCompany, Inc. until July 31, 2018

•	Incorporated in the State of Nevada as a for-profit Company on September 4, 2015

The Company adopted fiscal year end of September 30.

The Company acquired a Cyprus company, “Oceanovasto Investments Ltd.”, a company organized under the laws of the Republic of Cyprus, on May 17, 2018 from which date it is its wholly owned subsidiary. Since September 2018, the subsidiary is non-functional.

Going concern

In the fiscal year ended September 30,2018, the Company had revenue of $7,500. But the Company has generated no revenues from its business operations in this quarter and has incurred operating losses since inception of $1,337,411. As of the current balance sheet date, the Company has working capital of $47,470. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Product Development Expenses:

The Company is in the development stage until its online payment portal and the gateway for payments in multiple currencies is built and tested. Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 350,000,000 common shares with a par value of $0.001 per share, with 260,725,000 and 260,725,000 shares issued and outstanding at December 31, 2018 and at September 30, 2018, respectively. No preferred shares have been authorized or issued.

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

On December 2, 2016 the Company sold 30,100,000 (pre-split 172,000) common shares at $0.0001714 (pre-split $0.03) per share to 30 shareholders of the company for proceeds of $5,160. Funds were received by the Company on January 5, 2017.

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

On May 17, 2018, the Company issued 76,875,000 restricted shares pursuant to the acquisition agreement with the Oceanovasto shareholders.

As of the date of these financial statements, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, the present chairman, Yosef Biton, a related party, advanced $661,344 towards the operating expenses. The amounts due to the related parties are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Dec 31, 2018	Sep 30, 2018
Net loss before income taxes per financial statements	$(1,337,411)	$(1,147,682)
Income tax rate	34%	34%
Income tax recovery	(454,720)	(390,212)
Non-deductible	--	--
Valuation allowance change	454,720	390,212

Provision for income taxes	$-	$-

The significant component of deferred income tax assets is as follows:

	Dec 31, 2018	Sept 30, 2018
Net deferred income tax asset	$–	$–
Net operating loss carry-forward	$454,720	$390,212
Valuation allowance	(454,720)	(390,212)

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

NOTE 6 – SUBSEQUENT EVENTS

On February 13, 2019, CLIC Technology Inc. (the “Company”) dismissed Manohar, Chowdhry & Associates (“MCA”) as its independent registered public accounting firm. The dismissal was approved by the Company’s Board of Directors on February 13, 2019, as reported on the Company’s filing on Form 8-K filed February 14, 2019.

On the same 8-K filing the Compay reported that appointed Yusufali & Associates (“Y&A”) as its new independent registered public accounting firm, effective as of February 13, 2019.

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

Overview

Clic Technology Inc (“CLIC”) is an early stage company focusing on the development of tools, based on blockchain technology, to facilitate digital asset management, including those specific to processing e-commerce and financial industry payments, in multiple countries and multiple payment platforms.

Reverse Merger

On May 3, 2018, the Company, then known as FundthatCompany (“FNTT”) and CLIC Technology, Inc. (“CTI”), a Florida corporation entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), pursuant to which, on May 3, 2018, CTI merged into FNTT, with FNTT being the surviving corporation. Upon the closing of the Merger, the shareholders of CTI exchanged 100% of their CTI shareholder interest for a total of One Hundred Ten Million (110,000,000) shares of FNTT restricted common stock as consideration for the Merger, and the former shareholders of CTI now control approximately 83.6% of the Company’s outstanding common stock. On July 31, 2018, the Company changed it’s name to CLIC Technology, Inc.

Results of Operations

For the three-month period ended December 31, 2018 and 2017 we had no revenue. Expenses for the three-month period ended December 31, 2018 totaled $189,729 resulting in a net loss of $189,729.

Capital Resources and Liquidity

We have no revenues. We have issued convertible notes in the aggregate amount of $225,000 during the quarter ending December 31, 2018.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On October 9, 2018, the Company entered into an unsecured convertible promissory note with an unrelated third party in principal amount of $75,000 bearing an interest rate of 8% with a maturity of one year. The convertible promissory note is convertible into shares of the Company’s common stock at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid prices of the common stock of the Company, as reported by OTC Markets or a comparable reporting agency, during the twenty (20) trading days before the Conversion Date.

On November 8, 2018, the Company entered into an unsecured convertible promissory note with an unrelated third party in principal amount of $75,000 bearing an interest rate of 8% with a maturity of one year. The convertible promissory note is convertible into shares of the Company’s common stock at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid prices of the common stock of the Company, as reported by OTC Markets or a comparable reporting agency, during the twenty (20) trading days before the Conversion Date.

On December 4, 2018, the Company entered into an unsecured convertible promissory note with an unrelated third party in principal amount of $75,000 bearing an interest rate of 8% with a maturity of one year. The convertible promissory note is convertible into shares of the Company’s common stock at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid prices of the common stock of the Company, as reported by OTC Markets or a comparable reporting agency, during the twenty (20) trading days before the Conversion Date.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer (1)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer (2)

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

(1) Included in Exhibit 31.1

(2) Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIC Technology, Inc.

Date: February 19, 2019	By:	/s/ Roman Bond
Roman Bond, CEO Principal Executive Officer, Principal Financial Officer

