Form 10-Q
period 2019-03-31
CLIC TECHNOLOGY, INC.
filed 2019-06-05
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2019, there were 260,725,000 shares of common stock issued and outstanding.

CLIC Technology, Inc.

Condensed Balance Sheet

	6 Months Ended	12 Months Ended
	31-Mar-19	30-Sep-18
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$313,970	$22,857
Total Current Assets	$313,970	$22,857
TOTAL ASSETS	$313,970	$22,857

Liabilities
Current Liabilities
Accounts Payable	$-	$44,601
Related party loan	$515,243	$484,742
Total Current Liabilities	$515,243	$529,343
Long Term Liabilities
Note Payable	$1,074,695	$384,733
Total Long Tem Liabilities	$1,074,695	$384,733
Total Liabilities	$1,589,938	$914,076
Stockholders' Equity
Common Stock: Authorized 500,000,000 shares, $0.001 par value; Issued and outstanding 260,725,000 shares	$260,725	$260,725
Retained Earnings	$(1,346,964)	$(1,151,944)
Total Stockholders' Equity	$(1,086,239)	$(891,219)
Total Liabilities & Equity	$503,699	$22,857

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.

Condensed Statements of Operations (unaudited)

	6 Months Ended		3 Months Ended
	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18

Sales		$-		$-

Less: Cost of Goods Sold		$-		$-

Gross Profit	$-	$-	$-	$-

Deduct Marketing, Selling & Administrative Expenses	$359,787	$8,974	$175,843	$3,000

Operating Profit (Loss)	$(359,787)	$(8,974)	$(175,843)	$(3,000)

Other Expenses: Interest on Convertible Note	$24,963	$-	$19,178	$-

Net Profit (Loss)	$(384,749)	$(8,974)	$(195,020)	$(3,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00148)	(0.00003)	(0.00075)	(0.00001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	260,725,000	260,725,000	260,725,000	260,725,000

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.

Condensed Statements of Cash Flows (Unaudited)

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss) for the period	$(384,749)	$(8,974)	$(195,020)	$(3,000)
Adjustments to reconcile net Profit (Loss) to net cash used by operating activities
Changes in Current Liabilities	(44,601)	6,198	0	0
NET CASH FROM OPERATING ACTIVITIES	(429,350)	(2,776)	(195,020)	(3,000)
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH used by Investing Activities	0	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	30,501		0
Notes Payable	689,963	2,719	531,848	2,943
NET CASH used by Financing Activities	720,464	2,719	531,848	2,943

NET CASH INCREASE (DECREASE) For PERIOD	291,113	(57)	336,827	(57)
Cash, Beginning	22,857	169	22,857	169
Cash, Ending	313,970	112	313,970	112

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0	$0	$0
Income taxes	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.

Stockholders' Equity

Description	Shares	Amount	Surplus (Deficit)

Common Stock as on September 30, 2016	1,750,000,000	1,750,000	(16,585)
Shares cancelled	(1,706,250,000)	(1,764,950)
Shares Issued	30,100,000	30,100
Net loss			(30,288)
Common Stock as on September 30, 2017	73,850,000	15,150	(46,873)
Shares Issued	186,875,000	245,575
Development cost			(918,783)
Net loss			(186,287)
Common Stock as on September 30, 2018	260,725,000	260,725	(1,151,944)
Net loss			(195,020)
Common Stock as on March 31, 2019	260,725,000	260,725	(1,346,964)

The accompanying notes are an integral part of these financial statements.

CLIC TECHNOLOGY INC. NOTES TO FINANCIAL STATEMENTS March 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CLIC Technology, Inc. is a publicly traded holding company under the symbol, “CLIC”.

This Company was previously known as:

•	FundThatCompany, Inc. until July 31, 2018

•	Incorporated in the State of Nevada as a for-profit Company on September 4, 2015

The Company adopted fiscal year end of September 30.

The Company acquired a Cyprus company, “Oceanovasto Investments Ltd.”, a company organized under the laws of the Republic of Cyprus, on May 17, 2018 from which date it is its wholly owned subsidiary. In September 2018, the Company decided to discontinue the subsidiary’s operations and develop the technology on the parent company level.

Going concern

During the current period of reporting, the Company earned no revenue, while the revenue in the previous year was $7,500. The Company incurred operating losses of $1,536,693 since inception. As of the current balance sheet date, the Company’s working capital is negative. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As on the reporting date, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 350,000,000 common shares with a par value of $0.001 per share. 260,725,000 shares were issued and outstanding on March 31, 2019. No preferred shares have been authorized or issued.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As on the reporting date, the present chairman, Yosef Biton, a related party, advanced $515,243 towards the operating expenses. The amounts due to the related parties are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 – INCOME TAXES

The components of deferred income tax assets are as follows:

	Mar 31, 2019	Sept 30, 2018
Net operating loss carry-forward	$(1,536,693)	$(1,151,944)
Total deferred tax assets	$1,536,693	$1,151,944
Valuation allowance	$(1,536,693)	$(1,151,944)

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

NOTE 6 – SUBSEQUENT EVENTS

Amendments to Articles of Incorporation

On June 3, 2019, the Company filed on Form 8-K with the SEC  that on May 24, 2019, the Company’s Board of Directors, with the approval of a majority of votes of its shareholders, had approved an amendment changing Article 3, “Authorized Stock”, of  the Company’s Articles of Incorporation (the “Amendment”), wherein the total number of authorized shares of common stock of the Company shall be increased from three hundred and fifty million (350,000,000) shares to six hundred million (600,000,000) shares.

The Amendment was submitted to the Nevada Secretary of State and was declared effective on May 24, 2019.

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

Results of Operations

Three Month Period Ended March 31, 2019

For the three-month period ended March 31, 2019 and 2018 we had no revenue. Expenses for the three-month period ended March 31, 2019 totaled $175,843 with interest expense being $19,178 resulting in a net loss of $195,020. The net loss for the three-month period ended March 31, 2018 was $3,000 consisting only of administrative expenses. The increase in expenses between the corresponding three-month periods is primarily due to the increase in overall activity during the period as a result of the company engaging in software development activities related to the creation of its payment gateway and related products.

Assets increased from $22,857 at the Company’s fiscal year end of September 30, 2018 to $313,970 at March 31, 2019. The assets consist of cash and the increase is the result of financing provided to the Company.

Liabilities increased from $914,076 as at September 30, 2018 to $1,589,938 as at March 31, 2019. The increase is mainly attributed to loans to the Company for its operating activities.

Six Month Period Ended March 31, 2019

For the six-month period ended March 31, 2019 and 2018 we had no revenue. Expenses for the six-month period ended March 31, 2019 totaled $384,749 consisting of $359,787 in general and administrative expenses and $24,963 in interest expense resulting in a net loss of $384,749. The net loss for the six-month period ended March 31, 2018 was $3,000 consisting solely of administrative expenses.  The increase in expenses is primarily due to the increase in overall activity during the period as a result of the company engaging in software development activities related to the creation of its payment gateway and related products.

Capital Resources and Liquidity

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. We may not be able to borrow more and may impact our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the current reporting period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
3.1	Articles of Incorporation		Form S-1 Filed April 30, 2015
3.2	Bylaws		Form S-1 Filed April 30, 2015
3.3	Articles Of Merger		Form 8-K Filed May 11, 2018
3.4	Articles of Amendment to Articles of Incorporation		Form 8-K Filed May 11, 2018
3.5	Articles of Amendment to Articles of Incorporation		Form 8-K Filed June 3, 2019
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.*	X

* As contained in Exhibit 31.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIC Technology, Inc.

Date: June 4, 2019	By:	/s/ Roman Bond
Roman Bond, CEO
Principal Executive Officer, Principal Financial Officer

