Form 10-Q/A
period 2019-03-31
CLIC TECHNOLOGY, INC.
filed 2019-06-21
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

As of  June 20, 2019, there were 260,725,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of CLIC Technology, Inc. for the period ended March 31, 2019 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on June 6, 2019.

The Amendment is being filed solely to correct the checked box above pertaining to shell status (as defined in Rule 12b2 of the Exchange Act), to “No”.

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

3

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLIC Technology, Inc.

Date: June 20, 2019	By:	/s/ Roman Bond
Roman Bond, CEO
Principal Executive Officer, Principal Financial Officer

4