Form 10-Q
period 2019-06-30
CLIC TECHNOLOGY, INC.
filed 2019-08-23
CIK 1658304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 10, 2019, there were 260,725,000 shares of common stock issued and outstanding.

CLIC Technology, Inc.

Condensed Balance Sheet -Unaudited

	9 Months Ended	12 Months Ended
	30-Jun-19	30-Sep-18
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$420,395	$22,857
Total Current Assets	$420,395	$22,857
TOTAL ASSETS	$420,395	$22,857

Liabilities
Current Liabilities
Accounts Payable	$197	$44,601
Related party loan	$724,585	$484,742
Total Current Liabilities	$724,782	$529,343
Long Term Liabilities
Convertible Notes Payable	$1,095,458	$384,733
Total Long Term Liabilities	$1,095,458	$384,733
Total Liabilities	$1,821,711	$914,076
Stockholders' Equity
Common Stock: Authorized 600,000,000 shares, $0.001 par value; 260,725,000 issued and outstanding on June 30, 2019 and 260,725,000 shares issued and outstanding on September 30, 2018	$260,725	$260,725
Retained Earnings	$(1,662,041)	$(1,151,944)
Total Stockholders' Equity	$(1,399,948)	$(891,219)
Total Liabilities & Equity	$420,395	$22,857

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.
Condensed Statements of Operations - Unaudited

	9 Months Ended		3 Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18

Sales		$-		$-

Less: Cost of Goods Sold		$-		$-

Gross Profit	$-	$-	$-	$-

Deduct Marketing, Selling & Administrative Expenses	$462,900	$52,650	$100,798	$42,592

Operating Profit (Loss)	$(462,900)	$(52,650)	$(100,798)	$(42,592)

Other Expenses: Interest on Convertible Note	$47,197	$2,285	$22,234	$2,285

Net Profit (Loss)	$(510,097)	$(54,935)	$(123,032)	$(44,877)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00196)	(0.00021)	(0.00047)	(0.00017)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING– BASIC AND DILUTED	260,725,000	260,725,000	260,725,000	260,725,000

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.

Condensed Statements of Cash Flows - Unaudited

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss) for the period	$(510,097)	$(54,935)	$(123,032)	$(44,877)
Adjustments to reconcile net Profit (Loss) to net cash used by operating activities
Changes in Current Liabilities	$(44,301)	$(200,219)	$-	$(204,991)
NET CASH FROM OPERATING ACTIVITIES	$(554,398)	$(255,154)	$(123,032)	$(249,869)
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH used by Investing Activities	$0	$0	$0	$0
CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	$239,843	$26,700	$209,342	$14,700
Notes Payable	$712,197	$228,285	$22,234	$228,285
NET CASH used by Financing Activities	$952,040	$254,985	$231,576	$242,985

NET CASH INCREASE (DECREASE) For PERIOD	$397,641	($169)	$108,544	($6,883)
Cash, Beginning	$22,857	$169	$311,851	$6,893
Cash, Ending	$420,395	$-	$420,395	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0	$0	$0
Income taxes	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

CLIC Technology, Inc.

Stockholders' Equity

Description	Shares	Amount	Surplus (Deficit)

Common Stock as on September 30, 2016	1,750,000,000	$1,750,000	$(16,585)
Shares cancelled	(1,706,250,000)	$(1,764,950)
Shares Issued	30,100,000	$30,100
Net loss			$(30,288)
Common Stock as on September 30, 2017	73,850,000	15,150	$(46,873)
Shares Issued	186,875,000	$245,575
Development cost			$(918,783)
Net loss			$(186,288)
Common Stock as on September 30, 2018	260,725,000	$260,725	$(1,151,944)
Net loss			$(510,097)
Common Stock as on June 30, 2019	260,725,000	$260,725	$(1,662,041)

The accompanying notes are an integral part of these financial statements.

CLIC TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CLIC Technology, Inc. is a publicly traded holding company under the symbol, “CLIC”.

This Company was previously known as:

•	FundThatCompany, Inc. until July 31, 2018

•	Incorporated in the State of Nevada as a for-profit Company on September 4, 2015

The Company adopted the fiscal year end of September 30.

The Company acquired a Cyprus company, Oceanovasto Investments Ltd., a company organized under the laws of the Republic of Cyprus, on May 17, 2018 from which date it is its wholly owned subsidiary. In September 2018, the Company decided to discontinue the subsidiary’s operations and develop the technology on the parent company level.

Going concern

During the current period of reporting, the Company earned no revenue, while the revenue in the previous year was $7,500. The Company incurred operating losses of $1,662,041 since inception. As of the current balance sheet date, the Company’s working capital is negative. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

 As of June 30, 2019, 260,725,000 shares were issued and outstanding and the same amount, 260,725,000 shares, were issued and outstanding on September 30, 2018. No preferred shares have been authorized or issued.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As on the reporting date, the present chairman, Yosef Biton, a related party, advanced $724,585 towards the operating expenses. The amounts due to related parties are unsecured, and non- interest bearing, with no set terms of repayment.

NOTE 5 – NOTES PAYABLE

Payee:	Kenneth W Radcliff
Original Principal Amount:	$75,000
Issue date:	July 17, 2018
Interest:	8% Interest,
Maturity Date	July 17, 2019
Accrued Interest as of June 30, 2019	$7,356
Conversion	The note is convertible into shares of the Company’s common stock at a fixed price of $.05 per share

Payee:	Sunny Isles Capital LLC
Original Principal Amount:	$226,000
Issue date:	May 30, 2018
Interest:	8% Interest,
Maturity Date	May 30, 2019
Accrued Interest as of June 30, 2019	$20,370.85
Conversion

The Note is convertible at a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sunny Isles Capital LLC
Original Principal Amount:	$100,000
Issue date:	July 2, 2018
Interest:	8% Interest,
Maturity Date	July 2, 2019
Accrued Interest as of June 30, 2019	$8,679.45
Conversion

The Note is convertible at a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sunny Isles Capital LLC
Original Principal Amount:	$75,000
Issue date:	October 9, 2018
Interest:	8% Interest,
Maturity Date	October 9, 2019
Accrued Interest as of June 30, 2019	4,339.79
Conversion

The Note is convertible at the lesser of (a) $.15 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sunny Isles Capital LLC
Original Principal Amount:	$75,000
Issue date:	September 5, 2018
Interest:	8% Interest,
Maturity Date	September 5, 2019
Accrued Interest as of June 30, 2019	$4,882.19
Conversion

The Note is convertible at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sign N Drive Auto Mall Inc.
Original Principal Amount:	$75,000
Issue date:	November 8, 2018
Interest:	8% Interest,
Maturity Date	November 8, 2019
Accrued Interest as of June 30, 2019	$3,846.58
Conversion

The Note is convertible at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sign N Drive Auto Mall Inc.
Original Principal Amount:	$75,000
Issue date:	December 4, 2018
Interest:	8% Interest,
Maturity Date	December 4, 2019
Accrued Interest as of June 30, 2019	$3,419.18
Conversion

The Note is convertible at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sign N Drive Auto Mall Inc.
Original Principal Amount:	$40,000
Issue date:	March 22, 2019
Interest:	8% Interest,
Maturity Date	March 22, 2020
Accrued Interest as of June 30, 2019	$876.71
Conversion

The Note is convertible at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

Payee:	Sunny Isles Capital LLC
Original Principal Amount:	$250,000
Issue date:	March 27, 2019
Interest:	8% Interest,
Maturity Date	March 27, 2020
Accrued Interest as of June 30, 2019	$5,205.48
Conversion

The Note is convertible at the lesser of (a) $.01 per share, or (b) a fifty percent (50%) discount to the average of the three (3) lowest closing bid price of the common stock of the Company during the twenty (20) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency.

NOTE 6 – INCOME TAXES

The components of deferred income tax assets are as follows:

	June 30, 2019	Sept 30, 2018
Net operating loss carry-forward	$(1,662,144)	$(1,151,944)
Total deferred tax assets	$1,662,144	$1,151,944
Valuation allowance	$(1,662,144)	$(1,151,944)

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

NOTE 7 – SUBSEQUENT EVENTS

On July 17, 2019, Kenneth Radcliffe converted a promissory note consisting of $75,000 in principal and $7,356 in accrued interest into 1,650,000 shares of the Company’s common stock. Pursuant to the conversion the note has been paid in full.

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

Results of Operations

Nine Month Period Ended June 30, 2019

For the nine-month period ended June 30, 2019 and 2018 we had no revenue. Expenses for the nine-month period ended June 30, 2019 totaled $510,097 with interest expense being $47,197 resulting in a net loss of $510,097. The net loss for the nine-month period ended June 30, 2018 was $54,935 consisting only of administrative expenses. The increase in expenses between the corresponding nine-month periods is primarily due to the company engaging in software development activities related to the creation of its payment gateway and related products.

Assets increased from $22,857 at the Company’s fiscal year end of September 30, 2018 to $420,395 at June 30, 2019. The assets consist of cash and the increase is the result of financing provided to the Company.

Liabilities increased from $914,076 as at September 30, 2018 to $1,096,930 as at June 31, 2019. The increase is mainly attributed to loans to the Company for its operating activities.

Three Month Period Ended June 30, 2019

For the three-month period ended June 30, 2019 and 2018 we had no revenue. Expenses for the three-month period ended June 30, 2019 totaled $123,032 consisting of $100,798 in general and administrative expenses and $22,234 in interest expense resulting in a net loss of $123,032. The net loss for the nine-month period ended June 30, 2018 was $44,877 consisting solely of administrative expenses. The increase in expenses is primarily due to the increase in overall activity during the period as a result of the company engaging in software development activities related to the creation of its payment gateway and related products.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CLIC Technology, Inc.

Date: August 19, 2019	By:	/s/ Roman Bond
Roman Bond, CEO
Principal Executive Officer, Principal Financial Officer

